Form 10-Q
period 2022-06-30
Amylyx Pharmaceuticals, Inc.
filed 2022-08-11
CIK 1658551

lb

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the registrant had 58,533,226 shares of common stock, $0.0001 par value per share, outstanding.

AMYLYX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “would” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, express or implied statements about:

•
our ability to obtain and maintain regulatory approval of AMX0035 (also known as ALBRIOZA in Canada) and any future product candidates;
•
our ability to successfully commercialize and market AMX0035 and any future product candidates, if approved, and the timing of any commercialization and marketing efforts;
•
our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately and to produce sufficient quantities of clinical and commercial supplies;
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
•
the pricing and reimbursement of AMX0035 in Canada and in any other jurisdictions in which AMX0035 is approved, if any, and of any other product candidates, if approved;
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
•
our financial performance; and
•
other statements about future events, including those made in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("Annual Report").

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

All of our forward-looking statements are as of the date of this Quarterly Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission ("SEC"), could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report that modify or impact any of the forward-looking statements contained in this Quarterly Report will be deemed to modify or supersede such statements in this Quarterly Report.

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

TRADEMARKS

Solely for convenience, our trademarks and trade names in this report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$67,440	$50,191
Short-term investments	139,241	45,927
Prepaid expenses and other current assets	9,458	5,392
Deferred offering costs	—	3,441
Total current assets	216,139	104,951
Property and equipment, net	1,857	474
Restricted cash	419	189
Operating lease right-of-use assets	6,369	—
Other assets	456	—
Total assets	$225,240	$105,614
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,117	$4,372
Accrued expenses and other current liabilities	17,260	13,024
Operating lease liabilities, current portion	1,787	—
Total current liabilities	27,164	17,396
Operating lease liabilities, net of current portion	5,287	—
Deferred rent	—	35
Total liabilities	32,451	17,431
Commitments and contingencies (Note 13)
Series A redeemable convertible preferred stock, $0.0001 par value; 0 and 6,289,609 shares authorized, issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	7,675
Series B redeemable convertible preferred stock, $0.0001 par value; 0 and 15,100,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 0 and 14,496,835 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	64,387
Series C-1 redeemable convertible preferred stock, $0.0001 par value; 0 and 13,150,430 shares authorized, issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	134,791
Series C-2 redeemable convertible preferred stock, $0.0001 par value; 0 and 3,170,585 shares authorized, issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	32,498
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 0 shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 and 56,500,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 58,533,226 and 7,020,487 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	6	1
Additional paid-in capital	450,739	4,667
Accumulated deficit	(257,760)	(155,845)
Accumulated other comprehensive (loss) income	(196)	9
Total stockholders’ equity (deficit)	192,789	(151,168)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$225,240	$105,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$24,259	$10,929	$45,723	$17,793
General and administrative	29,994	7,658	56,344	13,662
Total operating expenses	54,253	18,587	102,067	31,455
Loss from operations	(54,253)	(18,587)	(102,067)	(31,455)
Other income (expense), net:
Interest income	402	1	533	3
Change in fair value of convertible notes	—	(3,310)	—	(5,228)
Other (expense) income, net	(42)	(26)	(61)	235
Total other income (expense), net	360	(3,335)	472	(4,990)
Loss before income taxes	(53,893)	(21,922)	(101,595)	(36,445)
Provision for income taxes	174	—	320	—
Net loss	$(54,067)	$(21,922)	$(101,915)	$(36,445)
Net loss per share attributable to common stockholders —basic and diluted	$(0.93)	$(3.41)	$(1.85)	$(5.75)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	58,275,903	6,433,889	54,958,537	6,334,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(54,067)	$(21,922)	$(101,915)	$(36,445)
Other comprehensive loss:
Foreign currency translation adjustment	58	—	(10)	—
Net unrealized loss on investments held	(103)	—	(195)	—
Other comprehensive loss	(45)	—	(205)	—
Comprehensive loss	$(54,112)	$(21,922)	$(102,120)	$(36,445)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C-1 Redeemable Convertible Preferred Stock		Series C-2 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of December 31, 2021	6,289,609	$7,675	14,496,835	$64,387	13,150,430	$134,791	3,170,585	$32,498	7,020,487	$1	$4,667	$9	$(155,845)	$(151,168)
Conversion of preferred stock into common stock upon initial public offering	(6,289,609)	(7,675)	(14,496,835)	(64,387)	(13,150,430)	(134,791)	(3,170,585)	(32,498)	39,474,330	4	239,347	—	—	239,351
Issuance of common stock upon initial public offering, net of issuance costs of $19,639	—	—	—	—	—	—	—	—	11,369,369	1	196,378	—	—	196,379
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,392	—	—	4,392
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(47,848)	(47,848)
Balance as of March 31, 2022	—	$—	—	$—	—	$—	—	$—	57,864,186	$6	$444,784	$(151)	$(203,693)	$240,946
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	669,040	—	248	—	—	248
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,707	—	—	5,707
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(54,067)	(54,067)
Balance as of June 30, 2022	—	$—	—	$—	—	$—	—	$—	58,533,226	$6	$450,739	$(196)	$(257,760)	$192,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C-1 Redeemable Convertible Preferred Stock		Series C-2 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of December 31, 2020	6,289,609	$7,675	14,496,835	$64,387	—	$-	—	$-	6,137,206	$1	$1,188	$-	$(67,914)	$(66,725)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	290,032	—	31	—	—	31
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	586	—	—	586
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(14,523)	(14,523)
Balance as of March 31, 2021	6,289,609	$7,675	14,496,835	$64,387	—	$—	—	$—	6,427,238	$1	$1,805	$—	$(82,437)	$(80,631)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	9,684	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	657	—	—	657
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(21,922)	(21,922)
Balance as of June 30, 2021	6,289,609	$7,675	14,496,835	$64,387	—	$—	—	$—	6,436,922	$1	$2,465	$—	$(104,359)	$(101,893)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(101,915)	$(36,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,099	1,243
Depreciation expense	140	20
Net amortization of premiums and discounts on investments	(107)	—
Change in fair value of convertible notes	—	5,228
Changes in operating assets and liabilities:
Interest receivable	(13)	(2)
Prepaid expenses and other current assets	(4,053)	(665)
Operating lease right-of-use assets	790	—
Other assets	(456)	125
Accounts payable	3,755	(872)
Accrued expenses and deferred rent	4,784	5,678
Operating lease liabilities	(120)	—
Net cash used in operating activities	(87,096)	(25,690)
Cash flows used in investing activities:
Purchases of property and equipment	(1,447)	(14)
Purchases of investments	(154,313)	—
Proceeds from maturities of short-term investments	60,911	—
Net cash used in investing activities	(94,849)	(14)
Cash flows provided by financing activities:
Forgiveness of PPP loan	—	(263)
Proceeds from initial public offering	200,897	—
Initial public offering costs paid	(1,518)	(80)
Proceeds from issuance of convertible notes—related parties	—	14,272
Proceeds from issuance of convertible notes	—	11,887
Proceeds from exercise of stock options	248	34
Proceeds received in advance of issuance of Series C preferred stock	—	2,070
Net cash provided by financing activities	199,627	27,920
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(203)	2
Net increase in cash, cash equivalents and restricted cash	17,479	2,218
Cash, cash equivalents and restricted cash, beginning of period	50,380	13,066
Cash, cash equivalents and restricted cash, end of period	$67,859	$15,284
Supplemental disclosure of cash flow information:
Unrealized loss on short-term investments	$195	$—
Purchases of property and equipment included in accounts payable	$76	$29
Right-of-use assets and liabilities upon ASC842 adoption	$2,201	$—
Right-of-use assets obtained in exchange for lease liabilities	$4,958	$—
Movement of deferred offering costs to equity	$4,518	$—
Initial public offering costs included in accounts payable and accrued expenses	$526	$1,163
Conversion of preferred stock to common stock upon initial public offering	$239,351	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business

Amylyx Pharmaceuticals, Inc., together with its wholly owned subsidiaries (“Amylyx” or the “Company”) is a commercial-stage biopharmaceutical company with a goal of improving the quality and length of life of people living with neurodegenerative disease. The Company is focused on the development and potential global commercialization of its product candidate, AMX0035 (sodium phenylbutyrate and taurursodiol) for the treatment of amyotrophic lateral sclerosis (“ALS”). In June 2022, AMX0035 received marketing authorization with conditions as ALBRIOZA by Health Canada for the treatment of ALS, and the Company launched ALBRIOZA in Canada on July 29, 2022. The Company’s U.S. New Drug Application (“NDA”) for AMX0035 for the treatment of ALS remains under review by the U.S. Food and Drug Administration (“FDA”), and its Marketing Authorisation Application (“MAA”) for AMX0035 for the treatment of ALS remains under review by the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”). The Company is developing AMX0035 for other neurodegenerative diseases by leveraging its unique knowledge and relationships in the neurodegenerative space.

In January 2022, the Company completed an initial public offering (the “IPO”), in which the Company issued and sold 11,369,369 shares of its common stock at a price of $19.00 per share. After deducting underwriting discounts and commissions and estimated offering expenses, the Company received net proceeds of approximately $196.4 million. Upon the completion of IPO, all of the Company’s outstanding shares of preferred stock were converted into shares of its common stock.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, the outcome of clinical trials, market acceptance and the successful commercialization of ALBRIOZA, which recently received marketing authorization with conditions in Canada, potential difficulties with or delays in timing with respect to the regulatory approval processes of Health Canada, the FDA, the EMA and other comparable foreign authorities, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, ability to secure additional capital to fund operations, and risks associated with the ongoing COVID-19 global pandemic, including potential delays associated with the Company’s ongoing and anticipated trials. The COVID-19 pandemic may have an adverse impact on the Company’s operations, supply chains and distribution systems or those of its contractors, and increase expenses, including as a result of impacts associated with preventive and precautionary measures that are being taken, such as restrictions on travel and border crossings. The Company and its contractors may experience disruptions in supply of items that are essential for its research and development and commercial activities, including, for example, raw materials and bulk drug substances that the Company imports from Europe and Canada used in the manufacturing of AMX0035, and any future product candidates. In addition, the continued spread of COVID-19 has disrupted global healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay, FDA approval and approval by other health authorities worldwide with respect to AMX0035 and any future product candidates. Furthermore, the Company’s clinical trials may be negatively affected by the ongoing COVID-19 outbreak. Site initiation, patient enrollment and patient follow-up visits may be delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions, the inability to access sites for initiation and monitoring, and difficulties recruiting or retaining patients in the Company’s ongoing and planned clinical trials.

There can be no assurance that the Company will be able to successfully complete the development of, or receive additional regulatory approval for, any products developed, and if approved, that any products will be commercially viable. Any products resulting from the Company’s current research and development efforts will require significant additional research and development, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

Since its inception, the Company has devoted substantially all of its efforts to research and development and pre-commercialization activities, including recruiting management and technical staff, raising capital, producing materials for non-clinical and clinical studies, and building infrastructure to support such activities. Expenses have primarily been for research and development and related general and administrative costs. The Company has generated revenues through five grants from ALS Association, ALS Finding a Cure Foundation, Cure Alzheimer’s Fund, Alzheimer’s Drug Discovery Foundation and Alzheimer’s Association (collectively, the “Grantors”). In addition to money received from its grants, the Company has also financed its operations through the public offering of its common stock, private sales of preferred stock, and convertible notes.

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception. As of June 30, 2022, the Company had an accumulated deficit of $257.8 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it launches its first commercial product, ALBRIOZA, which recently received marketing authorization with conditions in Canada, and continues to build capabilities and develop AMX0035, and any future product candidates. In the event that management does not achieve revenue anticipated in its operating plan, management has the ability and commitment to reduce operating expenses as necessary. The Company expects that its cash, cash equivalents and short-term investments as of June 30, 2022 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: determining the fair value of the Company’s common stock prior to the Company’s IPO in January 2022; determining the fair value of convertible notes; accrued expenses; stock option valuations; valuation allowance for deferred tax assets and research and development expenses.

Recently Adopted Accounting Pronouncements

Effective January 1, 2022, the Company adopted the requirements under the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) using the cumulative effect adjustment transition option. Comparative periods have not been restated. This standard requires entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. The Company elected the available package of practical expedients which allows it to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of its leases, and the treatment of initial direct costs. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. ASC 842 was issued in order to increase transparency and comparability of financial reporting related to leasing arrangements. The main difference between previous GAAP (“ASC 840”) and ASC 842 is the recognition of right-of-use lease assets and lease liabilities by lessees for those leases that were classified as operating leases under ASC 840. At January 1, 2022, the Company recorded right-of-use assets of $2.2 million and operating lease liabilities of $2.2 million. Adoption of the standard did not have a material impact on the consolidated statements of operations. For additional information regarding how the Company is accounting for leases under ASC 842, refer to Note 5, Leases.

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

3. SHORT-TERM INVESTMENTS

Short-term investments, which are classified as available-for-sale, consisted of the following:

Balance at June 30, 2022:	Amortized Cost Basis	Unrealized Loss	Fair Value
	(in thousands)
Treasury notes	$6,011	$(11)	$6,000
Treasury bills	47,953	(36)	47,917
Commercial paper	62,835	(1)	62,834
Corporate debt securities	22,643	(153)	22,490
Total short-term investments	$139,442	$(201)	$139,241

Balance at December 31, 2021:	Amortized Cost Basis	Unrealized Loss	Fair Value
	(in thousands)
Commercial paper	$33,979	$(1)	$33,978
Corporate debt securities	11,953	(4)	11,949
Total short-term investments	$45,932	$(5)	$45,927

As of June 30, 2022 and December 31, 2021, all investments had contractual maturities within one year.

4. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$45,374	$—	$—	$45,374
Short-term investments:
Treasury notes	6,000	—	—	6,000
Treasury bills	47,917	—	—	47,917
Commercial paper	—	62,835	—	62,835
Corporate debt securities	—	22,489	—	22,489
Restricted cash	419	—	—	419
Total financial assets	$99,710	$85,324	$—	$185,034

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$49,271	$—	$—	$49,271
Short-term investments:
Commercial paper	—	33,978	—	33,978
Corporate debt securities	—	11,949	—	11,949
Restricted cash	189	—	—	189
Total financial assets	$49,460	$45,927	$—	$95,387

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

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through October 2026. The Company entered into a new office space lease at 121 First Street in Cambridge, Massachusetts on January 10, 2022, for 36 months, with an option to extend the lease for 3 years. The Company initially recognized a right-of-use asset of $5.0 million and a lease liability of $5.0 million upon commencement.

Components of lease expense required by ASC 842 are presented below for the three and six months ended June 30, 2022.

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
	(in thousands)	(in thousands)
Lease cost
Operating lease cost	$544	$1,048
Total lease cost	$544	$1,048

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

The following table summarizes the presentation in the Company’s consolidated balance sheet of its operating leases (in thousands):

As of June 30, 2022
Assets
Operating lease right-of-use assets	$6,369

Liabilities
Operating lease right-of-use liabilities, current	$1,787
Operating lease right-of-use liabilities, net of current portion	5,287
Total operating lease liabilities	$7,074

During the six months ended June 30, 2022, the Company made cash payments of $0.4 million for operating leases. Future minimum lease payments under non-cancelable leases as of June 30, 2022, were as detailed below (in thousands):

As of June 30, 2022
2022 (remaining 6 months)	$1,038
2023	2,417
2024	2,478
2025	1,586
2026	476
Total undiscounted lease payments	7,995
Less: imputed interest	(921)
Total operating lease liabilities	$7,074

As of June 30, 2022, the weighted average remaining lease term was 3.4 years and the weighted average incremental borrowing rate used to determine the operating lease right-of-use assets was 7.3%.

ASC 840 Disclosures

Future minimum lease payments under non-cancelable leases as of December 31, 2021, were as detailed below (in thousands):

As of December, 31, 2021
2022	$532
2023	541
2024	555
2025	563
2026	476
Total operating lease liabilities	$2,667

6. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
External research and development	$4,138	$5,666
Payroll and employee related expenses	6,479	4,280
Accrued consulting and other professional fees	6,108	2,820
Other accrued expenses	535	258
Total accrued expenses	$17,260	$13,024

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

The Company qualified for and elected to account for the 2021 Notes under the fair value option and, in doing so, bypassed the analysis of potential embedded derivative features. The Company believes that the fair value option better reflects the underlying economics of the 2021 Notes. As a result, the 2021 Notes were recorded at fair value upon issuance, which was determined to be equal to principal amounts of these notes of $27.3 million. At each financial reporting period, and immediately prior to conversion, the Company remeasured the fair value of the 2021 Notes. The change in fair value of the 2021 Notes from inception to June 30, 2021 totaled $5.2 million, which is recorded as change in fair value of convertible notes in the consolidated statement of operations for the six months ended June 30, 2021.

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

There were no convertible notes outstanding as of June 30, 2022 or December 31, 2021.

Convertible Notes—Related Parties

There were no convertible notes issued to related parties that were outstanding as of June 30, 2022 or December 31, 2021. In connection with the issuance of the 2021 Notes, the Company issued, in aggregate, $14.3 million of convertible notes to certain related parties. These notes were issued under the same terms and conditions as the 2021 Notes.

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

Redemption—The Preferred Stock did not contain any mandatory redemption features. In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), preferred stock issued with redemption provisions that are outside of the control of the Company or that contain certain redemption rights in a deemed liquidation event is required to be presented outside of stockholders’ deficit on the face of the consolidated balance sheets. The Company classified the Preferred Stock outside of the stockholders’ deficit as mezzanine equity because in the event of certain deemed liquidation events, which included events such as a sale or merger, that were not solely within the control of the Company, the shares of the Preferred Stock would have become redeemable at the option of the holders. As of June 30, 2021, the Company did not adjust the carrying values of the Preferred Stock to the redemption values of such shares since a deemed liquidation event did not occur and the shares were not probable of becoming redeemable in the future as of the consolidated balance sheet dates.

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

In January 2022, upon the completion of the initial public offering, all of the Company's outstanding shares of preferred stock were converted into shares of its common stock. There were no redeemable convertible preferred stock outstanding as of June 30, 2022.

9. Stockholders’ EQUITY (DEFICIT)

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders provided, however, that, except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Corporation’s Certificate of Incorporation that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation or pursuant to the Delaware General Corporation Law. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board of Directors, if any, subject to the preferential dividend rights of the Preferred Stock. No dividends have been declared or paid during the six months ended June 30, 2022 and 2021.

The Company had reserved shares of common stock for issuance in connection with the following:

	June 30, 2022	December 31, 2021
Common stock authorized	300,000,000	56,500,000
Common stock issued and outstanding	58,533,226	7,020,487
Common stock authorized and reserved for future issuances:
Series A redeemable convertible preferred stock	—	6,407,256
Series B redeemable convertible preferred stock	—	16,746,059
Series C-1 redeemable convertible preferred stock	—	13,150,430
Series C-2 redeemable convertible preferred stock	—	3,170,585
Common stock reserved for the exercise of stock options	8,528,039	5,339,011
Common stock reserved for the unvested restricted stock units	670,013	—
Common stock reserved for future issuance of share-based awards	3,121,919	1,444,492
Total common stock authorized and reserved for future issuance	12,319,971	46,257,833
Unreserved common stock available for future issuance	229,146,803	3,221,680

10. Stock Option and Grant Plan

Stock Incentive Plan

In January 2022, the Company’s board of directors adopted, and its stockholders approved the 2022 Stock option and Incentive Plan (the “2022 Plan”), which became effective on January 5, 2022, at which point no further grants would be made under the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”). Under the 2022 Plan, the Company may grant incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. As of June 30, 2022, there were 3,121,919 shares available for future issuance under the 2022 Plan. The options issued under the 2022 Plan expire after 10 years.

Initially, subject to adjustment as provided in the 2022 Plan, the aggregate number of shares of the Company’s common stock available for issuance under the 2022 Plan is 7,650,000. The number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each year commencing January 1, 2023, by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. The maximum current number of shares that may be issued pursuant to the exercise of ISOs under the 2022 Plan is 7,650,000.

The maximum number of shares of the Company’s common stock subject to awards granted under the 2022 Plan or otherwise during a single calendar year to any individual nonemployee director, taken together with any cash fees paid by the Company to such nonemployee director during the calendar year for serving on the Company’s board of directors, will not exceed

$750,000 in total value, or, with respect to the calendar year in which a nonemployee director is first appointed or elected to the Company’s board of directors, $1,000,000.

All options and awards granted under the 2015 Plan consisted of the Company’s common stock. As of January 6, 2022, no additional stock awards have been or will be granted under the 2015 Plan. Although the 2015 Plan was terminated as to future awards in January 2022, it continues to govern the terms of options that remain outstanding under the 2015 Plan.

General Option Information

A summary of option activity for the six months ended June 30, 2022, is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	5,339,011	$5.54	8.7	$15,627
Granted	3,872,520	$19.07
Exercised	(669,040)	$0.37		$5,961
Cancelled or forfeited	(14,452)	$14.07
Outstanding at June 30, 2022	8,528,039	$12.08	8.8	$65,275
Options exercisable as of June 30, 2022	1,393,475	$4.71	7.4	$20,276
Options unvested as of June 30, 2022	7,134,564	$13.52	9.1	$44,999
Weighted average grant-date fair value of options granted during the period	$14.20

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was $6.0 million and $0.1 million, respectively.

The total fair value of stock options vested during the six months ended June 30, 2022 and 2021 was $3.2 million and $0.4 million, respectively.

Restricted Stock Unit Activity

A summary of restricted stock unit activity for the six months ended June 30, 2022, is as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	—	$—
Granted	672,313	$18.41
Vested	—	—
Forfeited	(2,300)	$16.75
Nonvested as of June 30, 2022	670,013	$18.42

Summary of Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2022 and 2021, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development	$1,460	$187	$2,585	$391
General and administrative	4,247	470	7,514	852
Total stock-based compensation expense	$5,707	$657	$10,099	$1,243

The following table summarizes stock-based compensation by type of award:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Stock options	$4,955	$657	$8,863	$1,243
Restricted stock units	752	—	1,236	—
Total stock-based compensation expense	$5,707	$657	$10,099	$1,243

The following table summarizes unrecognized stock-based compensation expense as of June 30, 2022, by type of awards, and the weighted-average period over which that expense is expected to be recognized. The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	As of June 30, 2022
	Unrecognized Expense	Weighted-average Recognition Period
	(in thousands)	(in years)
Stock options	$66,408	3.18
Restricted stock units	$11,103	3.62

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

	June 30,	December 31,
	2022	2021
Options to purchase common stock	8,528,039	5,339,011
Unvested restricted stock units	670,013	—
Redeemable convertible preferred stock	—	39,474,330

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

Letter of Credit

Restricted cash consists of cash serving of $0.2 million as collateral for a letter of credit issued for the Company’s office space, and $0.2 million as collateral for a corporate credit card program. As of June 30, 2022 and December 31, 2021, the Company’s restricted cash balance was $0.4 million and $0.2 million on its consolidated balance sheets, respectively.

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

As the conditions that would trigger the future royalty payments have not occurred, no amounts have been recorded in the condensed consolidated financial statements as of June 30, 2022 and December 31, 2021.

14. Subsequent Events

The Company has evaluated all subsequent events after June 30, 2022 and through the date of this filing, and there were no material subsequent events requiring disclosure.

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

Overview

Our mission is to develop therapies that change the treatment paradigm for amyotrophic lateral sclerosis ("ALS"), and a broad range of other neurodegenerative diseases by keeping neurons alive. Unlike most other cells in the body that regularly die and are replaced as part of healthy function, mature neurons are normally resistant to cell death and generally cannot regenerate. The Company is focused on the development and potential global commercialization of its product candidate, AMX0035 (sodium phenylbutyrate and taurursodiol) for the treatment of ALS. In June 2022, AMX0035 received marketing authorization with conditions as ALBRIOZA by Health Canada for the treatment of ALS. We commenced Canadian commercial sales of ALBRIOZA in the third quarter of 2022.

Our U.S. New Drug Application ("NDA"), for AMX0035 (sodium phenylbutyrate and taurursodiol) for the treatment ALS remains under review by the U.S. Food and Drug Administration ("FDA"). The Prescription Drug User Fee Act date, the target date by which the FDA intends to complete its review and take action on the U.S. NDA for AMX0035, is September 29, 2022, which was extended from June 29, 2022, to allow more time for the FDA to review additional analyses of data from the Company’s clinical studies. On March 30, 2022, the FDA held a virtual meeting of its Peripheral and Central Nervous System Drugs Advisory Committee, ("Advisory Committee"). At that meeting, on the question whether the data from our randomized, controlled Phase 2 CENTAUR trial and open-label extension ("OLE") trial established a conclusion that AMX0035 is effective in the treatment of patients with ALS, the Advisory Committee voted 4 (yes) and 6 (no). In July 2022, the FDA informed us, and formally announced in the Federal Register on August 3, 2022, that it will reconvene the Advisory Committee on September 7, 2022. Although the FDA considers the recommendations of its advisory committees, the recommendation by the Advisory Committee is non-binding. The final decision regarding approval of a pending NDA is made by the FDA, and we remain committed to pursuing its approval given the pressing need for new treatments for ALS. We believe AMX0035 has the potential to be a foundational therapy, meaning that it could be used alone or in conjunction with other therapies to change the treatment paradigm across a broad range of neurodegenerative diseases.

Our Marketing Authorisation Application (“MAA”) also remains under review by the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”). The review process is proceeding as expected, with receipt of the Day 120 List of Questions following the June CHMP meeting. We will continue to work with EMA through its review process, and the Company expects a decision in the first half of 2023.

AMX0035 is a dual UPR-Bax apoptosis inhibitor composed of sodium phenylbutyrate and TURSO (also known as tauroursodeoxycholic acid ("TUDCA")). Through the resolution of the unfolded protein response ("UPR") and by inhibiting translocation of the Bcl-2 Associated X-protein ("Bax") to the outer mitochondrial membrane, we have shown in multiple models that AMX0035 can keep neurons alive under a variety of different conditions and stresses, including in in vitro models of neurodegeneration, endoplasmic reticulum stress, mitochondrial dysfunction, oxidative stress and disease-specific models of a variety of other conditions, as well as in vivo models of Alzheimer’s Disease ("AD") and multiple sclerosis. We are pursuing ALS as our first indication as it is a disease of rapid and profound neurodegeneration, and we are focused on the development and potential commercialization of AMX0035 for ALS globally.

In November 2021, we initiated a global Phase 3 clinical trial of AMX0035 for the treatment of ALS, known as the PHOENIX trial, at clinical trial sites in the U.S. and Europe. Enrollment in this trial has completed in the U.S. and remains ongoing in Europe. We anticipate topline results from the PHOENIX trial in 2024. This trial is designed to provide further data supporting the safety and efficacy of AMX0035 for the treatment of ALS and to further support our global regulatory efforts. In July 2022, we announced a planned OLE phase for the PHOENIX trial. In March 2022, we announced the launch of a U.S. expanded access program (“EAP”) that the FDA has authorized for people with ALS who meet eligibility criteria for participation. The U.S. EAP for AMX0035 is running in parallel with the PHOENIX trial. People living with ALS who are eligible for PHOENIX are not eligible for the U.S. EAP as the criteria for entry do not overlap. Based on dialogue with the FDA prior to our NDA submission, including at a pre-NDA meeting recommended by the FDA and subsequent discussions, we believed that data from the PHOENIX trial would not be required for the FDA to make a determination on the approval of AMX0035 for the treatment of ALS, although we had no assurance that the FDA would not require further data before making a determination. In July 2022, the FDA informed us, and formally announced in the Federal Register on August 3, 2022, that it will reconvene the Advisory Committee to further discuss the NDA for AMX0035 on September 7, 2022 to focus on an additional analysis of data from our clinical trials that were determined by the FDA to constitute a major amendment to the NDA. Based on the outcome of this planned Advisory Committee meeting and the Advisory Committee meeting held on March 30, 2022, it remains uncertain whether additional clinical data will be required to make a determination on the approval of AMX0035 for the treatment of ALS.

Since inception in 2013, we have devoted substantially all of our efforts to research and development and pre-commercialization activities, including recruiting management and technical staff, raising capital, producing materials for non-clinical and clinical studies, planning for potential commercialization and building infrastructure to support such activities. Other than ALBRIOZA in Canada, which received marketing authorization with conditions from Health Canada, we do not have any products approved for sale and as of June 30, 2022, we have not generated any revenue from product sales. As of June 30, 2022, we have funded our operations primarily through the public offering of our common stock, private sales of preferred stock, and convertible notes. We have also generated grant revenues through five grants from ALS Association, ALS Finding a Cure Foundation, Cure Alzheimer’s Fund, Alzheimer’s Drug Discovery Foundation and Alzheimer’s Association (the "Grantors").

We have incurred operating losses since inception, including a net loss of $101.9 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $257.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance AMX0035 and any future product candidates through preclinical and clinical development, hire additional clinical, scientific, management and administrative personnel, seek regulatory approval and pursue commercialization of any approved product candidates. To date, we have primarily developed AMX0035 internally, with assistance from our network of contract research organizations ("CROs") and other advisors. This has resulted in increased research and development spending but has enabled us to manage AMX0035 efficiently through the development and manufacturing process.

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

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $206.7 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated operating and capital expenditure requirements for at least one year from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.

Impact of COVID-19

The development of AMX0035 and any future product candidates could be disrupted and materially adversely affected in the future by COVID-19 pandemic or any future pandemic or calamity. The spread of COVID-19 and identification of new variants of the virus has impacted the global economy and our operations, including requiring us to make certain alterations to our preclinical and clinical trial activities, such as scheduling certain work off-site and performing off-site assessments. In addition, we had to amend our CENTAUR trial protocol to allow for remote visits by patients, instead of patients making site visits and in certain cases we were forced to delay enrollment at certain sites in our Phase 2 clinical trial for AMX0035 in AD.

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

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of AMX0035. We expense research and development costs as incurred. These expenses include:

•
expenses incurred under agreements with CROs, contract manufacturing organizations ("CMOs"), as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
•
manufacturing scale-up expenses and the cost of acquiring and manufacturing drug product for our preclinical studies and clinical trials, including manufacturing registration and validation batches, as well as pre-commercial manufacturing activities;
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

Research and development activities are central to our business model. Product candidates such as AMX0035 in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. We expect that our research and development expenses will continue to increase substantially in connection with our planned clinical development activities in the near term and in the future and to fund commercialization activities in Canada and any other jurisdictions in which AMX0035 is approved. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of AMX0035 and any future product candidates. Our clinical development costs may vary significantly based on factors such as:

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
•
the efficacy and safety profile from clinical trials and preclinical research studies of our current or future product candidates; and
•
the number of product candidates we are developing.

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
•
the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to Health Canada, the U.S. FDA or the EMA, or any other comparable foreign regulatory authority;
•
the receipt and related terms of regulatory approvals from applicable regulatory authorities, including our marketing authorization with conditions from Health Canada for ALBRIOZA;
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
•
the commercialization in Canada of AMX0035 (known as ALBRIOZA in Canada) and in other potential jurisdictions, if and when approved;
•
obtaining and maintaining third-party insurance coverage and adequate reimbursement;
•
the acceptance of AMX0035, if approved, by patients, the medical community and third-party payors;
•
competition with other product; and
•
a continued acceptable safety profile of our therapies in pre-approval market access programs or in commercial access following approval.

A change in the outcome of any of these variables with respect to the development of AMX0035 or any future product candidates could have a significant impact on the cost and timing associated with the development of our product candidates. We may never succeed in obtaining or maintaining regulatory approval for AMX0035 or any future product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, sales, marketing, as well as administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; marketing expenses; rent expense and other operating costs. We anticipate that our general and administrative expenses will continue to increase in the future as we further increase our headcount to support our continued research activities and development of AMX0035 and as we continue to increase headcount and incur other significant costs related to our pre-commercialization activities as we prepare for potential near term regulatory approvals. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as well as investor and public relations expenses associated with being a public company. We have received marketing authorization with conditions for ALBRIOZA for the treatment of ALS in Canada and are pursuing regulatory approval of AMX0035 for the treatment of ALS in the United States and Europe. As we implement our commercialization plans in Canada and prepare for a potential approval in the United States and Europe, we have been incurring a substantial increase, and anticipate further increases in, payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of AMX0035.

Other Income (Expense), Net

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents, and short-term investments.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of realized and unrealized gains and losses on foreign exchange transactions.

Change in Fair Value of Convertible Notes

Change in fair value of convertible notes is comprised of adjustments to the fair value of our 2021 Notes. As permitted under ASC Topic 825, Financial Instruments (ASC 825), we elected the fair value option to account for our 2021 Notes, and as a result, we measured our 2021 Notes at fair value at each financial reporting period and immediately before conversion in July 2021. All changes to the fair value of our 2021 Notes for the six months ended June 30, 2021 resulted in a loss. Our 2021 Notes converted into shares of Series C-2 redeemable convertible preferred stock concurrently with the issuance of our Series C-1 redeemable convertible preferred stock. Immediately prior to the conversion, we determined the fair value of our 2021 Notes based on the fair value of the Series C-1 redeemable convertible preferred stock and the conversion price at which these notes converted, which was at 85% of the fair value of the Series C-1 redeemable convertible preferred stock.

Income Taxes

The provision for income taxes primarily consists of provisions for foreign taxes payable.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$24,259	$10,929	$13,330	122%
General and administrative	29,994	7,658	22,336	292%
Total operating expenses	54,253	18,587	35,666	192%
Loss from operations	$(54,253)	$(18,587)	$(35,666)	192%
Other income (expense), net:
Interest income	402	1	401	40,128%
Change in fair value of convertible notes	—	(3,310)	3,310	(100)%
Other (expense), net	(42)	(26)	(16)	63%
Other income (expense), net	360	(3,335)	3,695	(111)%
Loss before income taxes	(53,893)	(21,922)	(31,971)	146%
Provision for income taxes	174	—	174	*NM
Net loss	$54,067	$21,922	$32,145	147%

* NM - not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
AMX0035 – ALS	$15,484	$4,107	$11,377	277%
Payroll and personnel-related	6,650	1,741	4,909	282%
Other	2,125	5,081	(2,956)	(58)%
	$24,259	$10,929	$13,330	122%

Research and development expenses were $24.3 million for the three months ended June 30, 2022, compared to $10.9 million for the three months ended June 30, 2021. During these periods, all our research and development expenses were related to the development of and clinical trials of AMX0035. The increase of $13.3 million was primarily due to a $11.4 million increase in spending on AMX0035 for the treatment of ALS, a $4.9 million increase in payroll and personnel-related costs, and a $3.0 million decrease in all other costs. The increases in spending on AMX0035 were primarily related to costs associated with our global Phase 3 PHOENIX trial of AMX0035 in ALS that was initiated in November 2021 and consulting and manufacturing development expenses in anticipation of potential commercialization. The increase in payroll and personnel-related costs was primarily due to an increase in the number of employees supporting research and development efforts. Decrease in other costs is primarily due to a decrease in costs associated with research and development for AMX0035 in other indications.

General and Administrative Expenses

General and administrative expenses were $30.0 million for the three months ended June 30, 2022 compared to $7.7 million for the three months ended June 30, 2021. The increase of $22.3 million was primarily due to increases of $14.4 million in payroll and personnel-related costs, including stock-based compensation, $2.9 million in consulting expense, $2.1 million in professional services and $1.3 million in insurance expense. The increase in payroll and personnel-related costs was primarily due to hiring additional personnel in commercial and general and administrative functions to support our growth, as well as commercialization and launch preparation initiatives. The increase in professional services, consulting expenses and insurance expenses were primarily due to an increase in spending for commercial readiness activities and operations as a public company.

Other Income (Expense), Net

Interest Income

Interest income for the three months ended June 30, 2022 was $0.4 million compared to less than $0.1 million for the three months ended June 30, 2021. The increase is primarily attributable to higher investment balances driven by our proceeds received from our January 2022 initial public offering, resulting in higher interest earned.

Change in Fair Value of Convertible Notes

The change in fair value of convertible notes was zero for the three months ended June 30, 2022 due to conversion to preferred stock in July 2021, compared to $3.3 million for the three months ended June 30, 2021. The $3.3 million recorded for the three months ended June 30, 2021 represented a loss in fair value related to our 2021 Notes.

Other (Expense), Net

Other expense, net was less than $0.1 million for the three months ended June 30, 2022 and 2021. The other expense, net in the three months ended June 30, 2022 and 2021 was primarily related to realized and unrealized gains and losses.

Income Taxes

Provision for income taxes was $0.2 million for the three months ended June 30, 2022 compared to zero for the three months ended June 30, 2021, and consists of current income tax expense arising from activities of our foreign subsidiaries.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$45,723	$17,793	$27,930	157%
General and administrative	56,344	13,662	42,682	312%
Total operating expenses	102,067	31,455	70,612	224%
Loss from operations	$(102,067)	$(31,455)	$(70,612)	224%
Other income (expense), net:
Interest income	533	3	530	17,677%
Change in fair value of convertible notes	—	(5,228)	5,228	(100)%
Other (expense) income, net	(61)	235	(296)	(126)%
Other income (expense), net	472	(4,990)	5,462	(109)%
Loss before income taxes	(101,595)	(36,445)	(65,150)	179%
Provision for income taxes	320	—	320	*NM
Net loss	$101,915	$36,445	$65,470	180%

* NM – not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
AMX0035 – ALS	$30,720	$6,376	$24,344	382%
Payroll and personnel-related	12,515	3,189	9,326	292%
Other	2,488	8,228	(5,740)	(70)%
	$45,723	$17,793	$27,930	157%

Research and development expenses were $45.7 million for the six months ended June 30, 2022, compared to $17.8 million for the six months ended June 30, 2021. During these periods, all of our research and development expenses were related to the development of and clinical trials of AMX0035. The increase of $27.9 million was primarily due to a $24.3 million increase in spending on AMX0035 for the treatment of ALS, a $9.3 million increase in payroll and personnel-related costs, and a $5.7 million decrease in all other costs. The increases in spending on AMX0035 were primarily related to costs associated with our global Phase 3 PHOENIX trial of AMX0035 in ALS that was initiated in November 2021 and consulting and manufacturing development expenses in anticipation of potential commercialization. The increase in payroll and personnel-related costs was primarily due to an increase in the number of employees supporting research and development efforts. Decrease in other costs were primarily due to a decrease in costs associated with research and development spend for AMX0035 in other indications.

General and Administrative Expenses

General and administrative expenses were $56.3 million for the six months ended June 30, 2022 compared to $13.7 million for the six months ended June 30, 2021. The increase of $42.7 million was primarily due to increases of $25.1 million in payroll and personnel-related costs, including stock-based compensation, $7.5 million in consulting expense, $4.4 million in professional services and $2.4 million in insurance expense. The increase in payroll and personnel-related costs was primarily due to hiring additional personnel in commercial and general and administrative functions to support our growth, as well as commercialization and launch preparation initiatives. The increases in professional services, consulting expenses and insurance expenses were primarily due to an increase in spending for commercial readiness activities and operations as a public company.

Other Income (Expense), Net

Interest Income

Interest income for the six months ended June 30, 2022 was $0.5 million compared to less than $0.1 million for the six months ended June 30, 2021. The increase was primarily attributable to higher investment balances driven by our proceeds received from our January 2022 initial public offering, resulting in higher interest earned.

Change in Fair Value of Convertible Notes

The change in fair value of convertible notes was zero for the six months ended June 30, 2022 due to conversion to preferred stock in July 2021, compared to $5.2 million for the six months ended June 30, 2021. The $5.2 million recorded for the six months ended June 30, 2021 represented a loss in fair value related to our 2021 Notes.

Other (Expense) Income, Net

Other expense, net was $0.1 million for the six months ended June 30, 2022, compared to other income of $0.2 million for the six months ended June 30, 2021. The $0.2 million of other income in the six months ended June 30, 2021 was primarily related to the forgiveness of the PPP loan.

Income Taxes

Provision for income taxes was $0.3 million for the six months ended June 30, 2022 compared to zero for the six months ended June 30, 2021, and consists of current income tax expense arising from activities of our foreign subsidiaries.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and generated revenues through five grants from the Grantors. To date, we have financed our operations primarily through the sale and issuance of common stock, convertible preferred stock, convertible notes, grant agreements with the Grantors and, to a lesser extent, a government loan. As of June 30, 2022, we had cash, cash equivalents and short-term investments of $206.7 million.

From inception through June 30, 2022, we have raised $431.2 million in aggregate proceeds, net of issuance costs, primarily from the issuance of common stock, convertible preferred stock, convertible notes and grant agreements. In July 2021, we issued and sold shares of Series C-1 preferred stock for an aggregate purchase price of approximately $135.0 million. The 2021 Notes automatically converted into shares of Series C-2 preferred stock pursuant to their original terms in July 2021 in connection with our sale of Series C-1 preferred stock. On January 11, 2022, we completed our initial public offering, pursuant to which we received aggregate net proceeds of $196.4 million, including the partial exercise by the underwriters of their option to purchase additional shares, and after deducting underwriting discounts and commissions and other offering costs. Based on our current operational plans and assumptions, we believe that our existing cash, cash equivalents and short-term investments, together with the net proceeds from our initial public offering, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months after the date of the filing of this Quarterly Report.

Capital Resources

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities, manufacturing and clinical trials of AMX0035 and any future product candidates, implement our commercialization plans for ALBRIOZA in Canada, and prepare for the commercial launch of AMX0035 in other jurisdictions, if approved. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our expenses will also increase as we:

•
continue our research and development efforts, including our ongoing global Phase 3 PHOENIX trial of AMX0035 for the treatment of ALS;
•
continue to commercialize AMX0035 (also known as ALBRIOZA in Canada) for the treatment of ALS in Canada, and pursue launch of AMX0035 in the United States and Europe, if approved;
•
pursue investigational new drug applications ("INDs") of AMX0035 for the treatment of Wolfram syndrome and potentially for other indications;
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

We are a publicly traded company and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and the Nasdaq Global Select Market, require public companies to implement specified corporate governance practices that are currently not applicable to us as a private company. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") we will first be required to furnish a report by our management on our internal control over financial reporting for the year ending December 31, 2022. However, while we remain an emerging growth company and/or a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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
•
the costs, timing and outcome of commercialization activities, including manufacturing, marketing, sales and distribution for ALBRIOZA in Canada and for AMX0035, if approved, in other territories or for any future product candidates for which we receive marketing approval;
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

Cash Flows

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our sources and uses of cash for the periods presented:

	Six months ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Net cash used in operating activities	$(87,096)	$(25,690)	$(61,406)	239%
Net cash used in investing activities	(94,849)	(14)	(94,835)	677,393%
Net cash provided by financing activities	199,627	27,920	171,707	615%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(203)	2	(205)	(10,250)%
Net increase in cash, cash equivalents and restricted cash	$17,479	$2,218	$15,261	688%

Operating Activities

During the six months ended June 30, 2022, operating activities used $87.1 million of cash, primarily resulting from our net loss of $101.9 million, offset by $10.1 million of non-cash stock-based compensation expense, $0.1 million of depreciation expense, $0.1 million net amortization of premiums and discounts on investments, and $4.7 million of net cash provided by changes in our operating assets and liabilities.

Net cash used in our operating assets and liabilities primarily consisted of a $4.1 million increase in prepaid expenses and other current assets due to recognition of deferred offering costs related to the initial public offering, and an increase of $0.5 million in other assets, offset by a $3.8 million increase in accounts payable, a $4.8 million increase in accrued expenses and deferred rent due to increased spending for external research and development to support our growth, and $0.8 million decrease in operating lease right-of use assets.

During the six months ended June 30, 2021, operating activities used $25.7 million of cash, primarily resulting from our net loss of $36.4 million, $4.3 million of net cash provided by changes in our operating assets and liabilities, offset by $5.2 million of change in fair value of convertible notes and $1.2 million of non-cash stock compensation expense.

Net cash provided by changes in our operating assets and liabilities primarily consisted of a $0.9 million decrease in accounts payable, $0.1 million decrease in other current assets, offset by $5.7 million increase in accrued expenses and deferred rent and a $0.7 million increase in prepaid expenses and other current assets.

Investing Activities

During the six months ended June 30, 2022, net cash used in investing activities was $94.8 million, resulting from $1.4 million of purchases of property and equipment and $154.3 million of purchases of short-term investments, offset by $60.9 million of investments that matured during the period.

During the six months ended June 30, 2021, net cash used in investing activities was less than $0.1 million, driven by purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $199.6 million. This amount consisted of $216.0 million of gross proceeds from sale of common stock from our initial public offering, offset by $15.1 million of underwriters' discounts and $1.5 million of offering costs paid during the period. Offering costs remaining to be paid as of June 30, 2022 totaled $0.5 million, coupled with offering costs paid in prior periods, results in total net proceeds from the initial public offering of $196.4 million.

During the six months ended June 30, 2021, net cash provided by financing was $27.9 million. This amount consisted of $14.3 million of proceeds from the issuance of convertible notes to related parties, $11.9 million of proceeds from the issuance of the convertible notes, $2.1 million of proceeds received in advance of issuance of our Series C-1 redeemable convertible preferred stock, and less than $0.1 million of proceeds from exercises of stock options, offset by a $0.3 million forgiveness of PPP loan.

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

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012 ("JOBS Act") permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies, and our condensed consolidated financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

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

We are also a “smaller reporting company”, and we will continue to be a smaller reporting company until the first quarter of the fiscal year following the determination that the market value of our stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue are more than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only the two most recent fiscal years of audited financial statements.

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

Our management, with the participation of our Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon the evaluation, our Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report and in other documents that we file with the SEC, in evaluating our business and our prospects. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks that we face. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Summary of Risk Factors

Risks Related to Our Financial Position and Need for Capital

•
We have incurred significant losses since our inception. Until we are able obtain and maintain regulatory approvals for our product candidate, we anticipate that we will continue to incur significant losses for the foreseeable future.
•
We have only recently launched ALBRIOZA in Canada and prior to its launch have never generated revenue from product sales. Even if our launch of ALBRIOZA in Canada is successful, unless AMX0035 is approved in other jurisdictions, we may never be profitable.
•
We have a limited operating history and our only product candidate, AMX0035 (known as ALBRIOZA in Canada), has received marketing authorization (with conditions) only in Canada with limited commercial sales to date, which may make it difficult to evaluate the prospects for our future viability.

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
•
In Canada, and even if AMX0035 or any future product candidate of ours receives regulatory approval in other jurisdictions, AMX0035 (known as ALBRIOZA in Canada) may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.
•
Healthcare insurance coverage and reimbursement, both from public drug plans and private health care insurers, may be limited or unavailable for ALBRIOZA in Canada, and for AMX0035 and any future product candidates, if approved, which could make it difficult for us to sell any product candidates or therapies profitably.

Risks Related to the Discovery and Development of Our Current or Future Product Candidates

•
We currently depend on the success of AMX0035, which recently received marketing authorization with conditions from Health Canada for the treatment of ALS and has a pending NDA before the FDA and a MAA before the EMA. If we are unable to obtain and maintain regulatory approval for, and successfully commercialize, AMX0035, or experience significant delays in doing so, our business may be materially harmed.
•
The delay or denial of regulatory approval, inability to maintain regulatory approval, or the requirement to resubmit any marketing application with additional data or information for AMX0035 in any jurisdiction could mean that we need to delay or even cease operations, and a delay in obtaining or inability to maintain such approval would delay commercialization of AMX0035 and adversely impact our ability to generate revenue, our business and our results of operations.

•
Although we have received marketing authorization with conditions of AMX0035 (also known as ALBRIOZA) in Canada, we have limited experience commercializing a product and may experience delays or unexpected difficulties in obtaining and maintaining regulatory approvals for AMX0035 for our initial or potential additional indications.
•
AMX0035 is a fixed-dose combination drug product and certain regulatory authorities, including the FDA, require a demonstration that each component makes a contribution to the claimed effects in addition to demonstrating that the combination is safe and effective for the intended population.
•
We have concentrated our research and development efforts on the treatment of neurodegenerative and central nervous system ("CNS") disorders, a field that has seen very limited success in product development.
•
The regulatory approval processes of the FDA, Health Canada, the EMA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain or maintain regulatory approval for AMX0035 or any future product candidates, our business will be substantially harmed.
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
•
We rely on third parties to assist in conducting our clinical trials. If they do not perform satisfactorily, we may not be able to obtain or maintain regulatory approval or successfully commercialize AMX0035 or any future product candidates, or such approval or commercialization may be delayed, and our business could be substantially harmed.
•
Our use of third parties to manufacture AMX0035 may increase the risk that we will not have sufficient quantities of AMX0035, products, or necessary quantities of such materials on time or at an acceptable cost.

Risks Related to Our Intellectual Property

•
Our commercial success depends on our ability to protect our intellectual property and proprietary technology, and to achieve data and market exclusivities in applicable markets.

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

Risks Related to Our Financial Position and Need for Capital

We have incurred significant losses since our inception. Until we are able to obtain and maintain regulatory approvals for our product candidate, we anticipate that we will continue to incur significant losses for the foreseeable future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Although we have invested substantial resources into our product development efforts and toward the commercialization of AMX0035, which has received marketing authorization with conditions from Health Canada, we have not yet received approval in any other jurisdiction and have not generated any significant revenue from product sales to date in Canada or elsewhere. We will continue to incur significant research and development and other expenses related to clinical development, preparation for commercialization, and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted the majority of our financial resources and efforts to research and development, including preclinical studies and our clinical trials, and preparation for commercialization. Our financial condition and operating results, including our expenses and net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $54.1 million and $101.9 million for the three and six months ended June 30, 2022, respectively, and $21.9 million and $36.4 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $257.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek to obtain and maintain regulatory approvals for our product candidate, AMX0035, for the treatment of ALS, AD and potential additional indications, as well as for future product candidates we may develop.

We anticipate that our expenses will increase substantially if and as we:

•
continue to develop and conduct clinical trials for AMX0035 for the treatment of ALS, AD and potential additional indications;
•
initiate and continue research, preclinical and clinical development efforts for any future product candidates;
•
seek to identify additional product candidates;
•
seek to obtain and maintain regulatory approvals in Canada, the United States, the EU, and other geographies for AMX0035 for the treatment of ALS, AD and other indications that successfully complete clinical development;
•
experience any delays or encounter any issues with any of the above, including but not limited to completion of post-marketing requirements, the potential that the FDA or other regulators require additional data to support the approval of AMX0035 for ALS, failed studies, negative or mixed clinical trial results, safety issues or other regulatory challenges, the risk of which in each case may be exacerbated by the ongoing COVID-19 pandemic;
•
establish sales, marketing, distribution, manufacturing, supply chain and other commercial infrastructure to commercialize various products for which we have and may in the future obtain regulatory approval;
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

We are currently building our infrastructure, including sales and marketing and production capabilities, for commercialization in Canada, and in the United States in anticipation of potential regulatory approval in the near term. As of June 30, 2022, we had 226 full-time employees.

Our expenses could increase beyond our expectations if we are required by Health Canada, the FDA, the EMA, or other regulatory authorities to perform clinical trials or conduct other studies in addition to those that we currently expect, or if there are any delays in establishing appropriate manufacturing arrangements for or in completing our clinical trials or the development of AMX0035 or any future product candidates we may develop.

We have only recently launched ALBRIOZA in Canada and prior to its launch have never generated revenue from product sales. Even if our launch of ALBRIOZA in Canada is successful, unless AMX0035 is approved in other jurisdictions, we may never be profitable.

Our ability to become and remain profitable depends on our ability to generate revenue. Other than ALBRIOZA in Canada, we have no approved products for commercial sale and have not yet generated any significant revenue from product sales. Successful commercialization will require achievement of many key milestones, which vary by jurisdiction and may include demonstrating safety and efficacy in clinical trials, obtaining and maintaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Even if we successfully develop and commercialize ALBRIOZA in Canada, unless AMX0035 is approved in other jurisdictions, we may be unable to achieve or maintain profitability. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.

We have a limited operating history and our only product candidate, AMX0035 (known as ALBRIOZA in Canada), has received marketing authorization (with conditions) only in Canada with limited commercial sales to date, which may make it difficult to evaluate the prospects for our future viability.

We are a biopharmaceutical company founded in 2013, and our operations to date have been limited to organizing, staffing and financing our company, raising capital, conducting research and development activities, including preclinical studies and clinical trials and preparing for commercialization of AMX0035. We have not yet demonstrated an ability to generate significant revenues, or clearly conduct sales and marketing activities necessary for successful product commercialization. In July 2022, AMX0035 received marketing authorization with conditions from by Health Canada for the treatment of ALS, and we have a pending NDA before the FDA and a pending MAA before the EMA. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early commercial stage, especially biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history with these activities.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We are transitioning from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We will require substantial additional funding to meet our financial needs and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development activities or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of AMX0035 and the preclinical and clinical development of any future product candidates. If we are able to obtain and maintain marketing approval for AMX0035 or any future product candidates that we develop, including any indication for which we are developing or may develop AMX0035, we will require significant additional amounts of cash in order to launch and commercialize such product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator that we may contract with in the future. In addition, other unanticipated costs may arise in the course of our development and commercialization efforts. Because the design and outcome of our ongoing and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing AMX0035 for the treatment of ALS, AD and potential additional indications, as well as any future product candidates we may develop;
•
the timing of, and the costs involved in, obtaining and maintaining marketing approvals for AMX0035 for the treatment of ALS, AD and potential additional indications, and any future product candidates we may develop and pursue;

•
the number of future product candidates that we may pursue and their development requirements;
•
the costs of commercialization activities for AMX0035 for any approved indications, or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing sufficient product sales, marketing, distribution and manufacturing capabilities;
•
subject to receipt of regulatory approval on a jurisdiction-by-jurisdiction basis, revenue, if any, received from commercial sales of AMX0035 for any approved indications or any future product candidates;
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

We cannot be certain that additional funding will be available on acceptable terms, or at all. As a result of the ongoing COVID-19 pandemic and actions taken to slow its spread, global economic instability and geopolitical events, including the conflict in Ukraine, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive.

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

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, your ownership interest may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development and commercialization of AMX0035 or any future product candidates.

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

We recently launched ALBRIOZA in Canada, and if approved, we also intend to seek to commercialize AMX0035 in the United States and the EU directly with specialized teams, given the relative rarity of certain of the indications we are targeting. We are currently continuing to build the marketing and sales team for the marketing, sales and distribution of AMX0035 and any future product candidates, if approved. In order to commercialize AMX0035 for the treatment of ALS, AD and other indications, or any of our future product candidates that may be approved, we must build, on a territory-by-territory basis, marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, our current efforts toward recruiting and training a commercial organization are expensive and time consuming and could delay any further product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. If we fail to obtain or maintain approval or if for any reason a potential commercial launch is otherwise delayed, we would not realize the benefits of any pre-commercial activity expenditures made to date. This may be costly and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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
•
the availability of adequate coverage by and reimbursement from government and third-party payors; and
•
unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

Our efforts to educate the ALS, AD and other neurodegenerative disease medical communities and payors on the benefits of AMX0035 or any future product candidates may require significant resources given the relative rarity of certain of the indications we are targeting, and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of AMX0035 or any future product candidates, and the indications we are targeting. Even if AMX0035 or any future product candidates are approved in any jurisdiction, if we are unable to successfully market our products successfully, we will not be able to generate significant revenues from such products.

If we are unable to expand our marketing and distribution capabilities or enter into agreements with third parties to market and sell any of AMX0035 or future product candidates for which we obtain marketing approval, we will be unable to generate any product revenue.

To successfully commercialize any products that may result from our development activities, we need to continue to expand our marketing and distribution capabilities, either on our own or with others. The development of our own marketing and distribution effort is, and will continue to be, expensive and time-consuming and could delay any further product launch. Moreover, we cannot be certain that we will be able to develop this capability successfully. We may enter into collaborations regarding any approved product candidates with other entities to utilize their established marketing and distribution capabilities, however, we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize AMX0035 or any future product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of AMX0035 and any future product candidates, if approved. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

The market for AMX0035 for ALS, AD and other neurodegenerative diseases and for any future product candidates we may develop may be smaller than we expect.

We focus our research and product development on treatments of neurodegenerative diseases. We base our market opportunity estimates on a variety of factors, including our estimates of the number of people who have these diseases, the potential scope of our approved product labels, the subset of people with these diseases who have the potential to benefit from treatment with AMX0035 or any future product candidates, various pricing scenarios, and our understanding of reimbursement policies for rare diseases in particular countries. These estimates are based on many assumptions and may prove incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. Estimating market opportunities can be particularly challenging for ultra-rare indications, such as the ones we currently address, as epidemiological data is often more limited than for more prevalent indications and can require additional assumptions to assess potential patient populations. For example, as we begin to commercialize ALBRIOZA in Canada and AMX0035, if approved, in other jurisdictions, and learn more about market dynamics and engage with regulators on additional potential marketing approvals, our view of our products’ initial potential market opportunity will become more refined. For example, we are now initially focused primarily on the annual incidence of ALS. This means the initial market opportunity for AMX0035 and any future product candidates may be smaller than the total addressable market opportunity that could be achieved over time. If we are unable to successfully commercialize AMX0035 or any future product candidates with attractive market opportunities, our future product revenues may be smaller than anticipated, and our business may suffer. Patient identification efforts also influence the ability to address a patient population. If efforts in patient identification are unsuccessful or less impactful than anticipated, for instance, because of a lack of diagnostic initiatives, inadequate disease awareness among healthcare professionals, or otherwise, we may not address the entirety of the opportunity we are seeking. As a result, patients may be difficult to identify and access, the addressable patient population in Canada, the United States, the EU and elsewhere may turn out to be lower than expected, or patients may not be otherwise amenable to treatment with our products, all of which would adversely affect our business, financial condition, results of operations and prospects.

In Canada, and even if AMX0035 or any future product candidate of ours receives regulatory approval in other jurisdictions, AMX0035 (known as ALBRIOZA in Canada) may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

Even if AMX0035 for the treatment of any indication, or any future product candidate of ours, is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians may be reluctant to take their patients off their current medications and switch their treatment regimen to AMX0035. Further, patients often acclimate to the treatment regime they are currently taking and do not want to switch unless their physicians recommend switching products or are required to switch due to lack of coverage and adequate reimbursement. In addition, even if we are able to demonstrate our product candidates’ safety and efficacy to Health Canada, the FDA, the EMA and other regulators, safety or efficacy concerns in the medical community may hinder market acceptance. Our ability to proactively educate health care professionals and patients may be limited based on the marketing restrictions in a given jurisdiction, specifically as they relate to the particular labeling approved by the applicable health authority.

Efforts to educate the medical community and third-party payors on the benefits of our current and any future product candidates may require significant resources, including management time and financial resources, and may not be successful. If AMX0035 or any future product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of AMX0035 and any future product candidates, once approved for commercial sale, will depend on a number of factors, including:

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

Off-label use for the treatment of ALS of PB which is available as a generic drug, along with the potential sale in some jurisdictions of TURSO, which preparations are of unknown identity and may not be legally sold for the treatment of ALS, expose us to additional risks that could reduce or eliminate the commercial opportunity for AMX0035.

We are developing AMX0035 as a combination of TURSO and PB. PB has been approved by the FDA and other regulatory authorities for the treatment of patients with certain urea cycle disorders.

TURSO is being marketed in preparations of unknown identity and without approval for the treatment of ALS in some jurisdictions, including the United States. We face the risk that healthcare professionals may prescribe PB for the treatment of ALS and recommend that patients obtain a commercial preparation of TURSO not labeled or marketed for the treatment of ALS on the belief that this combination could replicate the benefits of AMX0035. Patient-directed treatment with TURSO for ALS may also arise in certain jurisdictions if the Phase 3 clinical trial to assess the safety and efficacy of TURSO in patients with ALS conducted by Humanitas Mirasole SpA ("Humanitas") in the EU reports positive results. While these practices are not recommended by the medical community and have not been approved by any regulatory authority, they may nonetheless impact our sales of ALBRIOZA in Canada and AMX0035, if approved in other jurisdictions, and/or public perception of AMX0035 in the United States or abroad.

If the FDA, Health Canada, the EMA or other comparable foreign regulatory authorities approve generic versions of AMX0035 or any future product candidate of ours that receives regulatory approval, or such authorities do not grant our products appropriate periods of non-patent exclusivity before approving generic versions of such products, the sales of such products could be adversely affected.

In the United States, once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications ("ANDAs") in the United States. In support of an ANDA, a generic manufacturer generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, and adequate labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning, in part, that it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Moreover, many states allow or require substitution of therapeutically equivalent generic drugs at the pharmacy level even if the branded drug is prescribed. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug may be lost to the generic product.

The FDA may not finally approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity ("NCE"). For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the listed drug is invalid, unenforceable or will not be infringed by the generic product. In that case, the applicant may submit its application four years following approval of the listed drug and seek to launch its generic product even if we still have patent protection for our product unless an infringement suit is timely filed by the NDA or patent holder in which case the FDA cannot approve the ANDA for 30 months unless a court decision in favor of the generic manufacturer is issued earlier. For fixed dose combination products, the FDA has taken the position that a combination product will be eligible for NCE exclusivity (also known as data exclusivity) if it contains a new active moiety, even if the fixed-combination also contains a drug substance with a previously approved active moiety.

The FDA may determine, however, that AMX0035 is not eligible for NCE exclusivity, if and when FDA approves an NDA for the product. For example, even under its fixed dose combination product policies, the FDA may find that the active moieties in AMX0035 have been previously approved and, therefore, NCE exclusivity is not available for AMX0035. The regulatory authorities in Canada and the EU may reach the same conclusions as the FDA since the determination of data exclusivity for new drug products in those jurisdictions is very similar to that of the United States.

If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to the invalidity or non-infringement of any patents listed for our products in the Orange Book. If an infringement suit is timely filed by the NDA or patent holder, the FDA cannot finally approve the ANDA for 30 months unless a court decision in favor of the generic manufacturer is issued earlier. Three-year exclusivity is given to a drug if it contains an active moiety that has previously been approved, and the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the NDA. This form of data exclusivity is known as New Clinical Investigation ("NCI") exclusivity. If AMX0035 is approved with only NCI exclusivity, generic manufacturers may file their ANDAs anytime following approval of AMX0035 and seek to launch their generic products following the expiration of the three year market exclusivity period, even if we still have patent protection for our product.

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

In Canada, ursodoxicoltaurine (one of the active pharmaceutical ingredients in AMX0035) is designated as an innovative drug under Section C.08.004.1 of the Food and Drug Regulations, which entitles the drug to an eight-year period of market exclusivity. A generic drug manufacturer seeking marketing authorization on the basis of a direct or indirect comparison to AMX0035 is prevented from filing its drug submission for the first six years of the eight-year period.

After six years, a generic manufacturer may file its drug submission with Health Canada, but the Notice of Compliance (NOC or marketing approval) for the generic product cannot be granted by Health Canada for eight years from the date that AMX0035 was granted its NOC. There is no regulatory provision in Canada that provides orphan drug exclusivity to approved products for rare diseases.

In the EU, innovative medicinal products (including both small molecules and biological medicinal products), sometimes referred to as new active substances ("NAS"), qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. This 10-year marketing exclusivity period may be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. However, even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials. Amylyx has applied for NAS status for AMX0035 in the EU. Irrespective of the NAS status, we expect that AMX0035 will be eligible for Regulatory Data Protection and/or Orphan Market Exclusivity if the orphan designation is maintained.

Competition that AMX0035 or any future products, if approved, may face from generic versions of such products could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those product candidates.

AMX0035 or any future product candidates for which we, or any future collaborators, obtain regulatory approval will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. If approved, AMX0035 and any future product candidates could be subject to post-marketing restrictions or withdrawal from the market and we, or any future collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

AMX0035 or any future product candidates for which we, or any future collaborators, obtain regulatory approval, as well as the manufacturing processes, post-approval studies, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA, Health Canada, the EMA and other applicable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. We and our contract manufacturers will also be subject to user fees and periodic inspection by regulatory authorities to monitor compliance with these requirements and the terms of any product approval we may obtain. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indications or uses for which the product may be marketed or to the conditions of approval, including the requirement in the United States to implement a Risk Evaluation and Mitigation Strategy.

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

Post-marketing requirements in Canada are similar to those in the United States. Following the approval of our NDS with conditions, Health Canada requires that we submit a Risk Management Plan ("RMP"). Health Canada may, as part of the RMP, require that we conduct additional clinical studies. For example, one of the conditions of the marketing authorization in Canada of ALBRIOZA is the provision of data from our ongoing PHOENIX trial and other additional planned or ongoing studies. Standard pharmacovigilance activities are also required for any marketing drug product. Any labelling changes or changes in the product supply chain would require a submission to Health Canada for approval before the change may be implemented. Our advertising may be scrutinized by competitors or by HCPs, and complaints could be made to Health Canada or other agencies. Reimbursement in Canada is complex and will require submissions to both public and private payors to gain access to prescription drug formulary lists. In addition, if there are any patents associated with AMX0035, the product will be subject to price regulation by the Patented Medicine Prices Review Board ("PMPRB").

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

Healthcare insurance coverage and reimbursement, both from public drug plans and private health care insurers, may be limited or unavailable for ALBIOZA in Canada, and for AMX0035 and any future product candidates, if approved, which could make it difficult for us to sell any product candidates or therapies profitably.

The success of AMX0035 and any future product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. Because AMX0035 and any future product candidates represent new approaches to the treatment of the diseases they target, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, AMX0035 and any future product candidates or for any product that we may develop. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to any current or future product candidates we may develop (e.g., for the administration of our product candidate to patients) is also important. Inadequate reimbursement for such services may lead to physician and payor resistance and adversely affect our ability to market or sell AMX0035 or any future product candidates we may develop. In addition, we may need to develop new reimbursement models, in order to realize adequate value. Payors may not be able or willing to adopt such new models and patients may be unable to afford that portion of the cost that such models may require them to bear. If we determine such new models are necessary, but we are unsuccessful in developing them, or if payors do not adopt such models, our business, financial condition, results of operations and prospects could be adversely affected. For additional information on coverage and reimbursement, see the section entitled “Business – Government Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement from third-party payors will be obtained. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services ("CMS") an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Future coverage and reimbursement may be subject to increased restrictions, such as prior authorization requirements, both in the United States and in international markets. Orphan drugs are typically placed on the highest cost-sharing tier and a substantial percentage are subject to prior authorization requirements. Reimbursement agencies in the EU may be more conservative than CMS.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Canada, the EU and other countries has and will continue to put pressure on the pricing and usage of drug products such as AMX0035 and any future product candidates we may develop, if approved. In many countries, particularly the countries of the EU, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. For example, in Canada, price negotiations with provincial authorities can take more than 18 months before there are agreed-upon pricing and reimbursement rates. Prior to these negotiations, a review by agencies known as the Canadian Agency for Drugs and Technologies in Health, and l’Institut national d’excellence en santé et en services sociaux are conducted to assess the value that a medicine will provide to the health system. For patented medicines, the PMPRB has jurisdiction over the price at which the medicine is sold, and PMPRB’s assessment of an acceptable price can impact negotiations with payors. Such negotiations may also result in additional studies and rationale required for combination products before reimbursement will be granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or might even prevent our commercial launch of the product, possibly for lengthy periods of time. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for product candidates. Accordingly, in markets outside the United States, the reimbursement for AMX0035 and any future product candidates we may develop may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates. Patients are unlikely to use AMX0035 or any future product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of AMX0035 or any future product candidates. Because AMX0035 and any future product candidates may have a higher cost of goods than conventional therapies and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. While we have received a positive response from some providers in Canada following Health Canada’s approval of AMX0035, there is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for AMX0035 and any future product candidates.

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

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see the section entitled “Business – Government Regulation – Current and Future U.S. Healthcare Reform Legislation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act ("FCA") which may constrain the business or financial arrangements and relationships through which such companies conduct research, sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, see the section entitled “Business – Government Regulation - Other U.S. Healthcare Laws” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other information processing worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation ("the GDPR") which took effect across all member states of the European Economic Area ("EEA") in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining the consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require the destruction of improperly gathered or used personal information and or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Similar actions are either in place or underway in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General are all aggressive in reviewing consumers’ privacy and data security protections. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the "Common Rule"). Many other states are considering similar legislation. A broad range of legislative measures also has been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding the privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

Risks Related to the Discovery and Development of Our Current or Future Product Candidates

We currently depend on the success of AMX0035, which recently received marketing authorization with conditions from Health Canada for the treatment of ALS and has a pending NDA before the FDA and a MAA before the EMA. If we are unable to obtain and maintain regulatory approval for, and successfully commercialize, AMX0035, or experience significant delays in doing so, our business may be materially harmed.

We currently only have one product candidate, AMX0035, and our business and future success depends entirely on our ability to develop, obtain and maintain regulatory approvals for, and then successfully commercialize, AMX0035, which we are developing for patients with ALS and AD. To date, we have obtained limited clinical trial data supporting AMX0035, having only completed a clinical trial of 137 patients with ALS and a clinical trial in 95 patients with AD. We are conducting a global Phase 3 clinical trial of AMX0035 in ALS and intend to conduct additional clinical trials for other indications in the future. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate.

We recently received marketing authorization with conditions from Health Canada for AMX0035 for the treatment of ALS and have a pending NDA before the FDA and a MAA pending before the EMA. Accordingly, we are investing the majority of our efforts and financial resources in the further development and commercialization of our product candidate, AMX0035, for the treatment of ALS, AD and other diseases. Successful continued development and additional regulatory approvals of AMX0035 for our initial and potential additional indications is critical to the future success of our business. We will need to raise sufficient funds for, and successfully enroll and complete, our clinical development of AMX0035 for the treatment of ALS, AD and other indications. The future regulatory and commercial success of AMX0035 or any future product candidates are subject to a number of risks, including the following:

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
•
establishing sales, marketing and distribution capabilities and launching commercial sales of our products, including of ALBRIOZA in Canada and AMX0035, if and when approved in other jurisdictions, whether alone or in collaboration with others;
•
successfully launching commercial sales of ALBRIOZA in Canada and AMX0035 or any future product candidates, if and when approved in other jurisdictions;
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

In addition, of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a NDS to Health Canada, a NDA to the FDA or an MAA to the EMA, and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval for AMX0035 for any indication, any such approval may be subject to limitations on the indications or uses or the patient populations for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development activities, we cannot assure you that we will successfully develop or commercialize AMX0035 for any indication in any jurisdiction. If we or any of our future collaborators are unable to develop, or obtain and maintain regulatory approval for, or, if approved, successfully commercialize AMX0035 for our initial or potential additional indications, we may not be able to generate sufficient revenue to continue our business. In addition, our failure to demonstrate positive results in our clinical trials in any indication for which we are developing AMX0035, or to satisfy other regulatory requirements could adversely affect our development efforts for AMX0035 in other indications.

The delay or denial of regulatory approval, inability to maintain regulatory approval, or the requirement to resubmit any marketing application with additional data or information for AMX0035 in any jurisdiction could mean that we need to delay or even cease operations, and a delay in obtaining or inability to maintain such approval would delay commercialization of AMX0035 and adversely impact our ability to generate revenue, our business and our results of operations.

If we are not successful in commercializing AMX0035, or are significantly delayed in doing so, our business will be materially harmed, and we may need to curtail or cease operations. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by Health Canada, the FDA, the EMA, and other regulatory agencies in the United States and other countries, and such regulations differ from country to country. We are not permitted to market AMX0035 until we receive approval or marketing authorization from the relevant regulatory authority. We recently received marketing authorization with conditions from Health Canada for AMX0035 (ALBRIOZA) for the treatment of ALS. One of the conditions of the approval is the provision of data from our ongoing PHOENIX trial and additional planned or ongoing studies. We also have a pending NDA before the FDA and a MAA before the EMA. Health Canada, the FDA, the EMA or any other foreign regulatory agency can delay, limit, deny or withdraw approval to market AMX0035 for many reasons, including:

•
our inability to demonstrate to the satisfaction of Health Canada, the FDA, the EMA or any other applicable foreign regulatory agency that AMX0035 is safe and effective for the requested indication;
•
our inability to gain agreement from applicable foreign regulatory authorities that AMX0035 is appropriate for approval under applicable regulatory pathways;
•
Health Canada’s, the FDA’s, the EMA’s or any other applicable foreign regulatory agency’s disagreement with the interpretation of data from nonclinical and clinical studies and trials, such as the FDA’s differing interpretations of certain data from our CENTAUR trial and OLE trial as presented at the meeting of the FDA’s Advisory Committee on March 30, 2022;
•
our inability to demonstrate that the clinical and other benefits of AMX0035 outweigh any safety or other perceived risks;
•
our ability to enroll an adequate number of patients in and successfully complete our ongoing global Phase 3 PHOENIX trial;
•
Health Canada’s, the FDA’s, the EMA’s or any other applicable foreign regulatory agency’s requirement for additional nonclinical or clinical studies or trials, including studies to satisfy applicable rules governing fixed dose combination products or post-market requirements;
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

Although we have received marketing authorization with conditions of AMX0035 (also known as ALBRIOZA) in Canada, we have limited experience commercializing a product and may experience delays or unexpected difficulties in obtaining and maintaining regulatory approval for AMX0035 for our initial or potential additional indications.

We have received marketing authorization with conditions of AMX0035 (ALBRIOZA) only in Canada, and have limited experience commercializing a drug. It is possible that Health Canada, the FDA and the EMA may refuse to accept any or all of our submitted or planned NDSs, NDAs and MAAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for AMX0035 or any future product candidates. For example, the FDA or other regulatory authorities may require completion of our ongoing Phase 3 PHOENIX global clinical trial prior to issuing an approval decision for our marketing applications for AMX0035. If Health Canada, the FDA, and the EMA do not approve any of our submitted or planned NDSs, NDAs or MAAs, such regulatory authorities may require that we conduct additional costly clinical, nonclinical or manufacturing validation studies before they will reconsider our applications or grant full approval. Depending on the extent of these or any other required studies, approval of any NDA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining or maintaining regulatory approvals would prevent or significantly delay us from commercializing AMX0035 for any indication or any other product candidate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by Health Canada, the EMA or FDA to approve any NDS, MAA, NDA or other application that we submit. For example, we recently received marketing authorization with conditions for AMX0035 (ALBRIOZA) from Health Canada. One of the conditions of the marketing authorization is the provision of data from our ongoing PHOENIX trial. There is no guarantee that Health Canada will accept the data from our PHOENIX trial as satisfying the conditions and grant a marketing authorization without conditions for AMX0035 for the treatment of ALS. Health Canada could require Amylyx to make further undertakings with respect to confirmatory clinical trials if it is not satisfied with the data from the PHOENIX trial, in order for ALBRIOZA to continue to be marketed in Canada. If any of these outcomes occur, we may be forced to abandon the development of AMX0035 or any future product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in other foreign jurisdictions. In addition, difficulties in obtaining or maintaining approval of AMX0035 for the treatment of ALS, AD and the other indications for which we are developing AMX0035, could adversely affect our efforts to seek approval from regulatory authorities for AMX0035 in other jurisdictions or potential indications.

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

We submitted existing preclinical and clinical data for PB and TURSO (also known as TUDCA), in our NDA submission and the FDA has indicated it will assess the sufficiency of this information during our NDA review period. If the FDA disagrees with our data and rationale, it may not approve our NDA for the treatment of ALS, or may require the successful completion of and data from our ongoing Phase 3 PHOENIX trial before issuing an approval decision. Even if the FDA agrees with our data and rationale, there can be no guarantee that the FDA will issue an approval decision with respect to our NDA submission. Additionally, we will be required to separately satisfy the fixed-dose combination rule for AMX0035 for the treatment of any other indications we pursue in advance of approval. We have only submitted preclinical data to demonstrate the clinical effects of each component in AMX0035 in our NDA and MAA. There can be no assurance that the FDA or the EMA will conclude that our preclinical data are sufficient for these purposes or, even if they are, that the results from our preclinical studies demonstrate the clinical effects of each component in AMX0035.

Similar requirements may be imposed on us by the EMA in the EU and comparable regulatory authorities in other jurisdictions where we intend to seek regulatory approval. If the FDA, the EMA or other comparable foreign regulatory authorities require us to conduct one or more clinical trials, such as a factorial study, the design, duration, and scope of such clinical trials will be decided upon after further discussions with those agencies and other comparable foreign regulatory authorities. As a result, we are unable to predict with certainty the estimated timing or scope of any future clinical trials of AMX0035 we may be required to conduct to satisfy these requirements governing fixed dose combination products in various jurisdictions. Ongoing third-party data in neurology, specifically within ALS, on our products or other products may influence regulatory decision making, including for fixed-dose combinations.

We have concentrated our research and development efforts on the treatment of neurodegenerative and central nervous system disorders, a field that has seen very limited success in product development.

We have focused our research and development efforts on addressing neurodegenerative and CNS disorders. Historically, efforts by pharmaceutical companies in the field of neurodegenerative and CNS disorders have experienced limited successes in product development. The development of neurodegenerative and CNS therapies presents unique challenges, including an imperfect understanding of the biology, the presence of the blood brain barrier that can restrict the flow of drugs to the brain, a frequent lack of translatability of preclinical study results in subsequent clinical trials and dose selection, and the product candidate having an effect that may be too small to be detected using the outcome measures selected in clinical trials or if the outcomes measured do not reach statistical significance. There are few approved therapeutic options available for patients with ALS, AD and other neurodegenerative disorders. Our future success is highly dependent on the successful development and commercialization of AMX0035 and any future product candidates for treating neurodegenerative and CNS disorders. Developing and commercializing AMX0035 and any future product candidates for treatment of neurodegenerative and CNS disorders subjects us to a number of challenges, including ensuring that we have selected the optimal doses, executing an appropriate clinical trial to test for efficacy and obtaining and maintaining regulatory approval from Health Canada, the FDA, the EMA and other comparable foreign regulatory authorities.

The regulatory approval processes of the FDA, Health Canada, the EMA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain or maintain regulatory approval for AMX0035 or any future product candidates, our business will be substantially harmed.

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States, Canada, or the EU without obtaining regulatory approval from the FDA, Health Canada, or the EMA, respectively. Regulatory authorities in other jurisdictions may have similar requirements. The time required to obtain approval by the FDA, Health Canada, the EMA and other comparable foreign regulatory authorities is unpredictable, and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. In June 2022, we obtained marketing authorization with conditions for AMX0035 (ALBRIOZA) in Canada. While we have received marketing authorization with conditions from Health Canada, and have submitted an NDA to the FDA and an MAA to the EMA, to date, we have not submitted any other similar drug approval submissions to comparable foreign regulatory authorities for AMX0035 or any other product candidate. We have not obtained approval of our NDA from the FDA or our MAA from the EMA, and there can be no assurance that we will receive such approvals. One of the conditions of the marketing authorization in Canada is the provision of data from our ongoing PHOENIX trial. There is no guarantee that Health Canada will accept the data from our PHOENIX trial as satisfying the conditions and grant a marketing authorization without conditions for ALBRIOZA for the treatment of ALS. Health Canada could require Amylyx to make further undertakings with respect to confirmatory clinical trials if it is not satisfied with the data from the PHOENIX trial, in order for AMX0035 to continue to be marketed in Canada. On March 30, 2022, the FDA held a virtual meeting of the Advisory Committee. At that meeting, on the question whether the data from our Phase 2 CENTAUR trial and OLE trial established a conclusion that AMX0035 is effective in the treatment of patients with ALS, the Advisory Committee voted 4 (yes) and

6 (no). The FDA informed us, and formally announced in the Federal Register on August 3, 2022, that the agency will reconvene the Advisory Committee to further discuss the NDA for AMX0035 on September 7, 2022 to focus on reviewing additional analyses of data from our clinical trials that were determined by the FDA to constitute a major amendment to the NDA. Although the FDA considers the recommendations of its advisory committees, the recommendation by the Advisory Committee is non-binding. The final decision regarding approval of a pending NDA is made by the FDA, and we remain committed to pursuing its approval in the U.S. given the pressing need for new treatments for ALS. If we experience delays in obtaining and maintaining regulatory approval or if we fail to obtain or maintain such approvals, the commercial prospects for AMX0035 may be harmed and our ability to generate revenues will be materially impaired.

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

AMX0035 and any of our future product candidates could fail to receive regulatory approval for many reasons, including the following:

•
the FDA, Health Canada, the EMA or other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials and may require additional data to support regulatory approval;
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
•
the data collected from clinical trials of AMX0035 or any future product candidates may not be sufficient to support the submission of an NDA or other submission to the FDA or other comparable foreign regulatory authority to obtain regulatory approval in Canada, the United States, the EU or elsewhere;
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

The FDA reviews an NDA to determine whether the product is safe and effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The FDA has interpreted this evidentiary standard to require typically at least two adequate and well-controlled clinical investigations to establish effectiveness of a drug product, although under certain circumstances the FDA has indicated that a single multi-center trial with certain characteristics, or one adequate and well-controlled trial with confirmatory evidence, may also satisfy this standard. Nonetheless, the FDA generally requires two adequate and well controlled Phase 3 clinical trials demonstrating safety and efficacy before granting marketing approval of a drug product. Accordingly, there is no guarantee that the FDA will grant marketing approval to AMX0035 on the basis of the CENTAUR trial. Even though the FDA has accepted our NDA submission for review, the FDA has extended its review time for our NDA and may still issue a Complete Response Letter if it otherwise deems our NDA submission to be deficient for approval purposes, which would delay our plans for commercialization even if we are not required to conduct additional trials.

There can be no assurance that the FDA and other regulatory agencies, including Health Canada and the EMA, will not require additional clinical trials to support an application for the use of AMX0035 in the treatment of ALS or any other indication. This may be the case particularly as these regulatory authorities may consult with one another or as we may be required to apprise the respective agencies of studies we are conducting of AMX0035 for ALS in conjunction with our requests for marketing approval or in response to requests and updates from the respective agency. In July 2022, we received approval of AMX0035 from Health Canada, with conditions, for the treatment of ALS. One of the conditions of the approval is the provision of data from our ongoing PHOENIX trial. There is no guarantee that Health Canada will accept the data from our PHOENIX trial and grant full approval for AMX0035 for the treatment of ALS Additionally, the EMA may also find that our CENTAUR trial, together with any data from our global Phase 3 PHOENIX trial that may be provided during or after the review period for these applications, is not sufficient to support our request for marketing authorization in those jurisdictions. It is typically the case not just in the United States, but also in Canada and the EU, that marketing approvals are based on two Phase 3 clinical studies.

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

Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. Since March 2020, when foreign and domestic inspections were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and has employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. For example, with respect to new sites or facilities in the EEA, which have never had a current Good Manufacturing Practices ("cGMP") inspection or authorization, the EMA has stated that a distant assessment may be conducted in order to evaluate if the site could be authorized without an on-site pre-approval inspection. If an approval is granted, it should be indicated that the certificate has been granted on the basis of a distant assessment and an on-site inspection should be conducted when circumstances permit. If a cGMP certificate cannot be granted as a result of the distant assessment, a clock-stop in the regulatory approval process will be imposed until an on-site inspection is possible. In addition, even if we were to obtain approval, regulatory authorities may approve AMX0035 or any future product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for AMX0035 or any future product candidates.

In Canada, pre-approval GMP inspections are not performed in association with the NDS. Instead, Health Canada relies on a Drug Establishment License ("DEL") to determine the site’s compliance with GMP. DELs can only be held by companies in Canada, and that company becomes the importer of record for the drug. To import, the sites of manufacture, testing and packaging of the Drug Substance and Drug Product are required to be listed on the DEL. Listing is dependent on having an inspection report from a recognized sister regulatory agency such as the EMA or the FDA. As a result of the COVID-19 pandemic, inspection reports can now be up to three years old. The site of manufacture of the drug product for AMX0035 is in Canada and is subject to routine inspections from Health Canada. These Canadian inspections are currently being performed remotely as a result of the COVID-19 pandemic.

We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of AMX0035 or any future product candidates.

To obtain regulatory approval to commercialize AMX0035 and any future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that such product candidates are safe and effective in humans. Preclinical and clinical testing are expensive and can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful.

We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize AMX0035 or any future product candidates we develop, including:

•
regulators, or institutional review boards ("IRBs"), or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;
•
we may not reach agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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

Negative or inconclusive impressions of the results from our earlier clinical trials of AMX0035 for the treatment of ALS or AD, or any other clinical trial or preclinical studies in animals that we have conducted, could mandate repeated or additional preclinical studies or clinical trials and could delay marketing approvals or result in changes to or delays in preclinical studies or clinical trials of AMX0035 in other indications. We do not know whether any clinical trials that we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market AMX0035 for our initial or potential additional indications, or any future product candidate. If later stage clinical trials, including our ongoing global Phase 3 PHOENIX trial in ALS, do not produce favorable results with very strong statistical significance, our ability to obtain or maintain any prior-issued regulatory approval for AMX0035 for ALS (including our marketing authorization with conditions from Health Canada) or potential additional indications, or any future product candidate, may be adversely impacted.

Our failure to successfully initiate and complete clinical trials of AMX0035 for ALS, AD or potential additional indications and to demonstrate the efficacy and safety of AMX0035, including each component thereof, necessary to obtain and maintain regulatory approval to market AMX0035 would significantly harm our business. Our product candidate development costs will also increase if we experience delays in testing or obtaining and maintaining regulatory approvals and we may be required to obtain additional funds to complete clinical trials. We cannot assure you that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure our trials after they have begun. Significant clinical trial delays or the need for additional data from our clinical trials also could shorten any periods during which we may have the exclusive right to commercialize AMX0035 or any future product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize such product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of AMX0035 or any future product candidate.

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us or any future collaboration partners from obtaining or maintaining approvals for the commercialization of AMX0035 for our initial or potential additional indications as well as for any future product candidate we develop.

Any product candidate we may develop and the activities associated with its development and commercialization, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by Health Canada, the FDA, the EMA and other regulatory authorities in the United States and in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing that product candidate in a given jurisdiction. Although we have invested substantial time and resources to date in pursuit of regulatory approval and toward potential commercialization, we have only received regulatory marketing authorization with conditions, for AMX0035 (ALBRIOZA) in Canada and have not received any other regulatory approvals to market any product candidates from regulatory authorities in any jurisdiction and it is possible that none of the product candidates we may seek to develop in the future will ever obtain regulatory approval. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity, efficacy and potency. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, in the United States, Canada, EU and other foreign jurisdictions, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA, Health Canada, the EMA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide during the review process that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, during the review of our NDA, the FDA has requested clarifying information regarding our preclinical and clinical data. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. For example, based on dialogue with the FDA, we made our NDA submission to the FDA without including data from our ongoing Phase 3 PHOENIX trial; however, the FDA or other regulatory authorities may disagree with our data or rationale, or both, and thus may not approve our NDA for the treatment of ALS, or may require completion of our ongoing Phase 3 PHOENIX global clinical trial prior to issuing an approval decision for our marketing applications for AMX0035. Additionally, the FDA has discretion to refer an application for a novel drug or a drug that presents difficult questions of safety or efficacy to an advisory committee. On March 30, 2022, the FDA held a virtual meeting of the Advisory Committee. At that meeting, on the question whether the data from our CENTAUR trial and OLE trial established a conclusion that AMX0035 is effective in the treatment of patients with ALS, the Advisory Committee voted 4 (yes) and 6 (no). The FDA informed us, and formally announced in the Federal Register on August 3, 2022, that the agency will reconvene the Advisory Committee to further discuss the NDA for AMX0035 on September 7, 2022 to review additional analyses of data from our clinical trials that were determined by the FDA to constitute a major amendment to the NDA. The outcome of this meeting and the March 30, 2022 meeting could materially harm the outcome of the FDA’s review of our application and lead to a complete response letter. Additionally, in July 2022 we received marketing authorization with conditions of AMX0035 (ALBRIOZA) from Health Canada for the treatment of ALS. One of the conditions of the marketing authorization in Canada is the provision of data from our ongoing PHOENIX trial. There is no guarantee that Health Canada will accept the data from our PHOENIX trial as satisfying the conditions and grant a marketing authorization without conditions for ALBRIOZA for the treatment of ALS. Health Canada could require Amylyx to make further undertakings with respect to confirmatory clinical trials if it is not satisfied with the data from the PHOENIX trial, in order for AMX0035 to continue to be marketed in Canada. As such, we may be unable to obtain the marketing approvals we are pursuing and any marketing approvals we ultimately obtain, including any conditional approvals, may be denied, limited or subject to restrictions or post-approval commitments that could render the approved product not commercially viable.

If we experience delays in obtaining and maintaining approval or if we fail to obtain approval of any product candidates we may develop, the commercial prospects for those product candidates, including for AMX0035 in other indications, may be harmed, and our ability to generate revenues will be materially impaired.

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

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for AMX0035 or any future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by Health Canada, the FDA, the EMA or other comparable foreign regulatory authorities. Additionally, certain clinical trials for AMX0035 and any future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants. For example the number of patients suffering from ALS, is small and, in some cases, has not been established with precision. If the actual number of patients with these diseases is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of AMX0035 or any future product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. For example, ALS patients have significant mobility issues, morbidities and other complications that have historically made retention in ALS trials, more challenging. These challenges are also present with many other neurodegenerative indications, including indications for which we may run clinical trials in the future. In the past, we have had discontinuations in our clinical trials, including in our CENTAUR trial and CENTAUR OLE trial. Discontinuations may occur in the future and could result in delays of our clinical trials and affect our ability to enroll additional patients in our clinical trials and impact the integrity of data from our clinical trials.

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

Any negative results we may report in clinical trials of AMX0035 or any future product candidate may also make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop AMX0035 in ALS, AD and additional indications and any future product candidates, or could render further development impossible. For example, the impact of public health epidemics, such as the ongoing COVID-19 pandemic, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us or our partners from completing our clinical trials at all, and harm our ability to obtain and maintain approval for such product candidate. Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, whether as a result of the COVID-19 pandemic and related illness or actions taken to slow the spread of COVID-19 or otherwise, the integrity of data from our clinical trials may be compromised or not accepted by Health Canada, the FDA, the EMA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development activities, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause AMX0035 or any future product candidates to perform differently and affect the results of ongoing clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. For example, if approved in the United States or EU, we intend to commercialize a different formulation of AMX0035 from the formulation evaluated in the CENTAUR trial. This change may lead the FDA and other regulatory authorities to delay the approval of our marketing applications until we can demonstrate through additional clinical data that there is comparability in the bioavailability of the two different formulations or may require us to revert to the prior formulation of AMX0035 evaluated in the CENTAUR trial. Should we have to conduct comparability testing to bridge earlier clinical data obtained from AMX0035 produced under earlier manufacturing methods or formulations with the planned commercial formulation, regulatory authorities may disagree on the interpretation of results from this testing. This could delay completion of clinical trials, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of AMX0035 or any future product candidates and jeopardize our ability to commence sales and generate revenue.

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

If unacceptable side effects arise in the development of AMX0035 or any future product candidates, we, the FDA, Health Canada, the EMA or comparable foreign regulatory authorities, the IRBs, or independent ethics committees at the institutions in which our trials are conducted, or the independent safety monitoring committee could suspend or terminate our clinical trials or regulatory authorities could order us to cease clinical trials or deny approval of AMX0035 or any future product candidates for any or all targeted indications. Treatment-emergent side effects that are deemed to be drug-related could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Undesirable side effects in one of our clinical trials for AMX0035 in one indication could adversely affect enrollment in clinical trials, regulatory approval and commercialization of AMX0035 in other indications. Additionally, there may be negative findings regarding components of AMX0035 or future product candidates by other parties. For example, Humanitas is conducting a Phase 3 clinical trial in the EU to assess the safety and efficacy of TURSO in patients with ALS which may lead to additional findings as to the safety profile of TURSO. Any negative findings by third parties may impact the future approvability or labeling of AMX0035 or other product candidates we may develop. In addition, side effects may not be appropriately recognized or managed by the treating medical staff. We have no relationship with Humanitas. If their Phase 3 clinical trial is successful and TURSO is approved by the FDA or any other regulatory agency, TURSO may become a commercialized product competitive with AMX0035, unless our intellectual property protections and any regulatory exclusivities we possess or may possess in the future prevent such commercialization. Inadequate training in recognizing or managing the potential side effects of AMX0035 or any future product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Finally, AMX0035 is a combination of TURSO and PB. PB has been approved by the FDA and other regulatory authorities for the treatment of patients with certain urea cycle disorders and TURSO has been approved in Italy for diseases of cirrhotic liver disorders such as primary biliary cirrhosis. It is possible that one or more of the active moieties in AMX0035 has also been approved by FDA or other regulatory authorities. Even if AMX0035 were to receive marketing approval by the FDA or the EMA or be commercialized, we would continue to be subject to the risks that the FDA, EMA or similar regulatory authorities could revoke approval of PB or TURSO or any active moiety in AMX0035, if applicable, or that efficacy, manufacturing or supply issues could arise with PB or TURSO or any active moiety in AMX0035, if applicable. This could result in our own products being removed from the market or being less commercially successful.

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

In the past, media attention to individual patients’ expanded access requests has resulted in the introduction and enactment of legislation at the local and national level, including the Accelerating Access to Critical Therapies for ALS Act and prior “Right to Try” laws, such as the federal Right to Try Act of 2017, which are intended to allow patients access to unapproved therapies earlier than traditional expanded access programs and the former of which is intended to support research and development related to ALS, specifically. A possible consequence of both activism and legislation in this area may be the need for us to initiate an expanded access program beyond that which we have submitted to the FDA or to make AMX0035 or any future product candidates more widely available sooner than anticipated. In March 2022, we announced the launch of our U.S. expanded access program for AMX0035 in patients who meet program eligibility requirements. We are a small company with limited resources and unanticipated trials or access programs could result in diversion of resources from our primary goals.

In addition, some patients who receive access to drugs prior to their commercial approval through compassionate use, expanded access programs or right to try access have life-threatening illnesses and have exhausted all other available therapies. The risk for SAEs in this patient population is high, which could have a negative impact on the safety profile of AMX0035 or future product candidates, which could cause significant delays or an inability to successfully commercialize AMX0035 or future product candidates, which could materially harm our business. We may in the future need to restructure or pause our U.S. expanded access program or any other compassionate use and/or expanded access program we initiate in order to perform the controlled clinical trials required for regulatory approval and successful commercialization of AMX0035 or future product candidates, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our clinical development activities and the diseases AMX0035 is being developed to treat, and we intend to continue to utilize appropriate social media in connection with our commercialization efforts for ALBRIOZA in Canada and in any other jurisdictions where we obtain regulatory approvals. Social media practices in the biotechnology and biopharmaceutical industries continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities and heightened scrutiny by the FDA, the SEC and other regulators. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. If such disclosures occur, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive or confidential information or negative or inaccurate posts or comments about us on any social networking website. In addition, we may encounter attacks on social media regarding our company, management, AMX0035 or future product candidates. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

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

Several large pharmaceutical companies market FDA-approved drugs for the treatment of ALS. These drugs include: Riluzole, marketed by Sanofi-Aventis U.S. LLC, and Radicava, marketed by Mitsubishi Tanabe Pharma America, Inc. Additionally, Mitsubishi Tanabe Pharma America, Inc. ("MTPA"), is developing an oral alternative to Radicava. In the first quarter of 2022 the FDA accepted MTPA’s application for priority review of its oral alternative to Radicava, with a Prescription Drug User Fee Act ("PDUFA") date of May 12, 2022. Our potential competitors include pharmaceutical and biotechnology companies, such as Biogen, Inc., Orphazyme A/S, Biohaven Pharmaceutical Holding Co Ltd., UCB S.A., Alexion Pharmaceuticals, Inc. and Apellis Pharmaceuticals, Inc., specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions.

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

Following approval for AMX0035 or any other future product candidate, we may face competition based on many different factors, including the efficacy, safety and tolerability of our products, the ease with which our products can be administered, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Existing and future competing products could present superior treatment alternatives, including being more effective, safer, less expensive or marketed and sold more effectively than any products we commercialize. Competitive products may make any products we commercialize obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

In addition, our competitors may obtain patent protection, regulatory exclusivities or regulatory approval and commercialize products more rapidly than we do, which may impact future approvals or sales of any of our product candidates that receive regulatory approval. We expect to face competition with respect to our commercialization of ALBRIOZA in Canada and any future product candidate, if approved, in Canada. Following approval by Health Canada, the FDA or the EMA for the commercial sale of AMX0035 or any future product candidate, we will also be competing with respect to marketing capabilities and manufacturing efficiency. We expect competition among products will be based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capabilities, product price, reimbursement coverage by government and private third-party payors, regulatory exclusivities and patent position. Our profitability and financial position will suffer if our product candidates receive regulatory approval, but cannot compete effectively in the marketplace.

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

Obtaining and maintaining regulatory approval of AMX0035 and any future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even though Health Canada has granted marketing authorization with conditions of AMX0035 (ALBRIOZA), comparable regulatory authorities in the United States, EU and other foreign jurisdictions must also approve the manufacturing, marketing and promotion of AMX0035 in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in Canada, the United States or the EU including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States including Canada and certain jurisdictions in the EU, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We have received marketing authorization with conditions for AMX0035 (ALBRIOZA) in Canada and have submitted marketing applications in the United States and the EU. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions and such regulatory requirements can vary widely from country to country. Obtaining other regulatory approvals and compliance with other regulatory requirements could result in significant delays, difficulties and costs for us and could require additional preclinical studies or clinical trials, which could be costly and time-consuming and could delay or prevent the introduction of our products in certain countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have any product candidates approved for sale in any jurisdiction except Canada, and we do not have experience in obtaining regulatory approval in either domestic or international markets outside of Canada. If we fail to comply with the regulatory requirements in international markets and/or obtain and maintain applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of AMX0035 or any future product candidates will be harmed.

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

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We have received priority review for AMX0035 and have been assigned, following an FDA review extension, a PDUFA date of September 29, 2022. We may in the future request priority review designation for any future product candidates, however, we cannot assume that any application for future indications of AMX0035 or any other product candidate we may develop will meet the criteria for that designation. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster development or regulatory review or approval process or necessarily confer any advantage with respect to approval compared to standard FDA review and approval. For example, the FDA originally set the PDUFA date for AMX0035 for June 29, 2022, and then extended the review timeline for our NDA to September 2022. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

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

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products. The use of AMX0035 by us and any collaborators in clinical trials, and the sale of AMX0035 in Canada and in other jurisdictions, if approved, in the future, may expose us to liability claims. Product liability claims may be brought against us or our partners by participants enrolled in our clinical trials, patients, health care providers, pharmaceutical companies, our collaborators or others using, administering or selling any of our future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities or be required to limit commercialization of AMX0035 or any future product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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

Although the clinical trial process is designed to identify and assess potential side effects, clinical development does not always fully characterize the safety and efficacy profile of a new drug, and it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If AMX0035 was to cause adverse side effects during clinical trials or after approval, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use AMX0035 or any of our future product candidates. If any of our current or future product candidates are approved for commercial sale, we will be highly dependent upon consumer perceptions of us and the safety and quality of our products. We could be adversely affected if we are subject to negative publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our products or any similar products distributed by other companies.

Although we maintain product liability insurance coverage in the amount of up to $5.0 million in the aggregate, including clinical trial liability, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage as we commercialize AMX0035 in Canada and other jurisdictions, if approved, or any future product candidate that receives regulatory approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of AMX0035 or any future product candidates, which could harm our business, financial condition, results of operations and prospects.

Even if we, or any future collaborators, obtain and maintain regulatory approvals for AMX0035 or any future product candidate, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could impair our ability to generate revenue.

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

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA, Health Canada and EMA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, Health Canada and the EMA to monitor and ensure compliance with cGMPs. Despite our efforts to inspect and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, Health Canada, the EMA or other authorities to be not in compliance with cGMP regulations, which may result in shutdown of the third-party vendor or invalidation of drug product lots or processes. In some cases, a product recall may be warranted or required, which would materially affect our ability to supply and market our drug products.

Accordingly, in any jurisdiction where we or any future collaborators, receive regulatory approval for AMX0035 or one or more future product candidates, we, and any future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

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

We have operations in Canada and expect to engage in operations in other jurisdictions, including in the United States and EU, as well as other potential jurisdictions, and we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we currently or plan to operate. The Foreign Corrupt Practices Act ("FCPA"), prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

The advancement of AMX0035, and any future product candidates and development programs or activities, as well as the commercialization of ALBRIOZA in Canada and the potential commercialization of AMX0035 in other jurisdictions and of any future product candidates will require substantial additional cash to fund expenses. For some indications of AMX0035 or future product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies with respect to development and potential commercialization. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain regulatory approval for product candidates from foreign regulatory authorities, we may enter into collaborations with international biotechnology or pharmaceutical companies for the commercialization of such product candidates.

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

We may rely on collaborations for the development and commercialization of AMX0035 and any future product candidates. For example, we may utilize a variety of distribution, collaboration and other marketing arrangements with one or more third parties to facilitate commercialization of AMX0035 or to identify novel drug candidates for neurodegenerative diseases as with our partnership with Sunnybrook Research Institute. Our likely collaborators for any distribution, development, sales, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into such collaborations, we may have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of AMX0035 or any future product candidates. Our ability to generate revenues from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

We rely on third parties to assist in conducting our clinical trials. If they do not perform satisfactorily, we may not be able to obtain or maintain regulatory approval or successfully commercialize AMX0035 or any future product candidates, or such approval or commercialization may be delayed, and our business could be substantially harmed.

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

Further, although our reliance on these third parties for clinical development activities limits our control over these activities, we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. Moreover, the FDA, the EMA and competent authorities of the EU Member States require us to comply with Good Clinical Practices ("GCPs") for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and IRBs. If we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or the EMA may require us to perform additional clinical trials before approving AMX0035 or any future product candidates, which would delay the regulatory approval process. We cannot be certain that, upon inspection, the FDA or the EMA will determine that any of our clinical trials comply with GCPs. For example, our clinical trial sites and investigators have in the past and may in the future engage in protocol deviations which could impact the overall interpretability of the outcomes of our clinical trials. We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of AMX0035, and we currently lack the resources and the capabilities to do so. As a result, we currently rely on third parties for the manufacture and supply of the active pharmaceutical ingredients ("APIs") in AMX0035, and for the blending and packaging of AMX0035. Our current strategy is to outsource all manufacturing of AMX0035 and any future product candidates to third parties.

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
•
limitations on supply availability resulting from capacity and scheduling constraints of third-parties, or as a result of economic or political developments, including the ongoing conflict in Ukraine and global economic instability;
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

In order to produce sufficient quantities to meet the demand for clinical trials, expanded access and, commercialization of AMX0035 in Canada, and any subsequent commercialization of AMX0035 in other jurisdictions, if approved, or any future product candidates that we may develop, our third-party manufacturers will be required to increase their production and optimize their manufacturing processes while maintaining the quality of the product. The transition to larger scale production could prove difficult. In addition, if our third party manufacturers are not able to optimize their manufacturing processes to increase the product yield for AMX0035 or any future product candidates, or if they are unable to produce increased amounts of such product candidates while maintaining the quality of the product, then we may not be able to meet the demands of clinical trials or market demands, which could decrease our ability to generate profits and have a material adverse impact on our business and results of operation.

Since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, is having rippling effects across the contract manufacturing industry, which may make it more difficult to obtain materials or manufacturing slots for the production needed for our clinical trials and, if approved, our future commercial supply, which could lead to delays in our trials and commercial distribution.

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

Risks Related to Our Intellectual Property

Our commercial success depends on our ability to protect our intellectual property and proprietary technology, and to achieve data and market exclusivities in applicable markets.

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

If the scope of the patent protection we obtain is not sufficiently broad, we may not be able to prevent others from developing and commercializing technology and products similar or identical to ours. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending owned patent applications that mature into issued patents will include claims with a scope sufficient to protect our proprietary therapeutics or otherwise provide any competitive advantage. Other parties have developed or may develop technologies that may be related or competitive with our approach, and may have filed or may file patent applications and may have been issued or may be issued patents with claims that overlap or conflict with our patent applications, either by claiming the same compounds, formulations or methods or by claiming subject matter that could dominate our patent position. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to AMX0035 or any future product candidates. In the event that an alternative combination, or TURSO as a single drug product, is developed and approved for use in indications for which we may seek approval and falls outside the scope of our patent claims, the marketability and commercial success of AMX0035 could be materially harmed.

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

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents may be challenged in the courts or patent offices in the United States and abroad. Also, while we believe that we have disclosed all potentially relevant prior art relating to our patents and patent applications, there is no assurance that we have found all such prior art or disclosed it in every relevant jurisdiction. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office ("USPTO"), or to other patent offices around the world. Alternately or additionally, we may become involved in post-grant review procedures, oppositions, derivation proceedings, ex parte reexaminations, inter partes review, supplemental examinations, or interference proceedings or challenges in district court, in the United States or in various foreign patent offices, including both national and regional, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. An adverse determination in any such challenges may result in loss of the patent or in patent or patent application claims being narrowed, invalidated or held unenforceable, in whole or in part, or in denial of the patent application or loss or reduction in the scope of one or more claims of the patent or patent application, any of which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

Pending and future patent applications may not result in patents being issued that protect our business, in whole or in part, or which effectively prevent others from commercializing competitive products. Competitors may also be able to design around our patents. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, patent laws in various jurisdictions, including jurisdictions covering significant commercial markets, such as the European Patent Office ("EPO"), China and Japan, restrict the patentability of methods of treatment of the human body more than United States law does. If these developments were to occur, they could have a material adverse effect on our ability to generate revenue.

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

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved and have in recent years been the subject of much litigation. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Over the past decade, U.S. federal courts have increasingly invalidated pharmaceutical and biotechnology patents during litigation often based on changing interpretations of patent law. Further, the determination that a patent application or patent claim meets all of the requirements for patentability is a subjective determination based on the application of law and jurisprudence. The ultimate determination by the USPTO or by a court or other trier of fact in the United States, or corresponding foreign national patent offices or courts, on whether a claim meets all requirements of patentability cannot be assured. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our owned patents or patent applications.

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
•
we may not successfully commercialize AMX0035 before our relevant patents expire;
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

In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a Patent Term Extension ("PTE") of up to five years beyond the normal expiration of the patent to compensate patent owners for loss of enforceable patent term due to the lengthy regulatory approval process. PTE is limited to the approved indication (or any additional indications approved during the period of extension). We anticipate applying for PTE in the United States. Similar extensions may be available in other countries where we are prosecuting patents and we likewise anticipate applying for such extensions.

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

We are subject to risks related to public health crises such as the ongoing and evolving COVID-19 pandemic. The pandemic and policies and regulations implemented by governments in response to the pandemic, often directing businesses and governmental agencies to cease non-essential operations at physical locations, prohibiting certain nonessential gatherings and ceasing non-essential travel have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical service and supplies, has spiked. We have experienced certain impacts of the COVID-19 pandemic to date, including having to make certain alterations to our preclinical and clinical trial activities, such as scheduling certain work off-site and performing off-site assessments. For example, we had to amend our CENTAUR trial protocol to allow for remote visits by patients, instead of patients making site visits. In addition, in some cases we were forced to delay enrollment at certain sites in our recently completed Phase 2 clinical trial for AMX0035 in AD. There can be no guarantee we will not experience other impacts, such as being forced to further delay or pause enrollment, experiencing potential interruptions to our supply chain, facing difficulties or additional costs in enrolling patients in future clinical trials or being able to achieve full enrollment of our studies within the timeframes we anticipate, or at all.

The impact of the COVID-19 pandemic has been and may continue to be extensive in many aspects of society and could continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Although many of the government imposed COVID-19 restrictions have eased, the full extent to which the COVID-19 pandemic could ultimately impact our business, preclinical studies, clinical trials and financial results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the emergence of new variants and subvariants of the virus that causes COVID-19, such as the Omicron variants and subvariants, for which current vaccinations may be less effective or ineffective, among others. Other global health concerns could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, and record inflation, any of which could have a material adverse effect on our business, financial condition and results of operations.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine. In February 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has contributed to record inflation globally. We are continuing to monitor inflation, the situation in Ukraine and global capital markets and assessing its potential impact on our business, including the impact on the supply chains we rely on for the manufacture of AMX0035 or other future product candidates.

Although, to date, our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, geopolitical tensions, or record inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the conflict in Ukraine, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks we face.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of June 30, 2022, we had 226 full-time employees. Our focus on the development of AMX0035 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop AMX0035 or to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Activities subject to these laws also involve the improper marketing, use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of product materials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our ability to operate our business and our results of operations.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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
•
adverse regulatory decisions, including failure to receive regulatory approvals for AMX0035 and any future product candidates;
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
•
our failure to successfully commercialize AMX0035 and any future product candidates;
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
•
general political, geographical, and economic conditions, including the impact of the COVID-19 pandemic, historically high inflation, rising interest rates and the evolving conflict in Ukraine; and
•
other events or factors, many of which are beyond our control.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in the rate of inflation, increases in unemployment rates and uncertainty about economic stability, including most recently in connection with the ongoing and evolving COVID-19 pandemic and the conflict in Ukraine. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events such as the situation in the Ukraine. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2027, although circumstances could cause us to lose that status earlier, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, in which case we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company”, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors may find our common stock less attractive because we may rely on these exemptions. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

A significant portion of our total outstanding shares may be sold into the market, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 8, 2022, we had outstanding 58,533,226 shares of common stock, which may be resold in the public market immediately without restriction, unless purchased by our affiliates or existing stockholders subject to a lock-up agreement. Moreover, holders of an aggregate of 45,227,883 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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
•
provide that special meetings of our stockholders may be called only by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and
•
provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of actions or proceedings under state, statutory and common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants; provided these provisions of our amended and restated certificate of incorporation and amended and restated bylaws will not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction; and provided that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

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

We will be required, pursuant to Section 404 of the Sarbanes Oxley Act ("Section 404"), to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ending December 31, 2023. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company, as defined in the JOBS Act, and are not a smaller reporting company with less than $100 million in annual revenue. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. We are required to disclose significant changes made in our internal controls procedures on a quarterly basis.

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

Prior to the completion of our IPO, we had limited accounting personnel, IT personnel and other resources with which to address internal controls over financial reporting. In connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2020 and 2019, we identified two material weaknesses in our internal controls over financial reporting. As defined in the standards established by the U.S. Public Company Accounting Oversight Board a “material weakness” is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have concluded that these material weaknesses have been remediated, but there can be no assurance that we will not identify future material weaknesses or reportable conditions.

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

Pursuant to our 2022 Stock Option and Incentive Plan (the "2022 Plan"), our management is authorized to grant stock options to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2022 Plan will automatically increase on January 1 of each year, beginning on January 1, 2023 and continuing through and including January 1, 2032, by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our ESPP, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2023 (through January 1, 2032), by the lesser of (i) 1.0% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 1,210,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

General Risk Factors

We will incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant and ongoing legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies and smaller reporting companies are exempted from certain of these requirements, but we may be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

We, our collaborators, our CROs, third-party logistics providers, distributors and other contractors and consultants utilize information technology ("IT") systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware, viruses, spamming or other means, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. These threats pose a risk to the security of our, our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws, and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that maybe imposed; and could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed, ongoing or future clinical trials for AMX0035 or any of our future product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least five percent of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing federal and state NOLs and our existing research and development credits may be subject to limitations arising from previous ownership changes and, if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. We have not yet completed a Section 382 analysis. In addition, this offering or future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above, we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code.

We may not be entitled to forgiveness of our loan under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act, and our application for the loan could in the future be determined to have been impermissible or could result in damage to our reputation.

In April 2020, we received proceeds of $0.3 million from a loan (the "PPP Loan") under the Paycheck Protection Program (the "PPP") of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), a portion of which may be forgiven, which we have used to retain employees, maintain payroll and make lease and utility payments. The PPP Loan had a maturity date of April 19, 2022 and an annual interest rate of 1.0%. Payments of principal and interest on the PPP Loan were originally deferred for the first six months of the term. Thereafter, we were required to pay the lender equal monthly payments of principal and interest. Under the PPP, we applied for and were granted forgiveness for the entirety of the PPP Loan. The amount of loan proceeds eligible for forgiveness was originally based on a formula that takes into account a number of factors, including the amount of loan proceeds used by us during the eight-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount was used for eligible payroll costs. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period qualified for forgiveness.

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus that forms a part of our Registration Statement, which was filed with the SEC pursuant to Rule 424 on January 10, 2022. As of June 30, 2022, we consumed approximately $90.6 million of net proceeds from the initial public offering, primarily to advance AMX0035 through clinical trials, manufacture drug supply, prepare for potential commercialization and for working capital and general corporate purposes. We invested the remaining funds received in cash equivalents and other marketable securities in accordance with our investment policy.

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

AMYLYX PHARMCEUTICALS, INC.

Date: August 11, 2022	By:	/s/ Joshua B. Cohen
Co-Chief Executive Officer

	By:	/s/ James M. Frates
Chief Financial Officer