Form 10-Q
period 2022-09-30
Amylyx Pharmaceuticals, Inc.
filed 2022-11-10
CIK 1658551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 66,256,218 shares of common stock, $0.0001 par value per share, outstanding.

AMYLYX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “would” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, express or implied statements about:

•
our ability to maintain existing and obtain additional regulatory approvals of AMX0035 and any future product candidates;
•
our ability to successfully commercialize and market AMX0035 and any future product candidates, if approved, and the timing of any commercialization and marketing efforts;
•
our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately and to produce sufficient quantities of clinical and commercial supplies;
•
the potential market size, opportunity, demand and growth potential for AMX0035 and any future product candidates, if approved;
•
our ability to build and maintain our own sales and marketing capabilities, or seek collaborative partners, to commercialize AMX0035 and any future product candidates, if approved;
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
•
our ability to continue to advance AMX0035 and advance any future product candidates into, and successfully complete, clinical trials;
•
our ability to successfully recruit and enroll suitable patients in our clinical trials;
•
the timing or likelihood of the accomplishment of various scientific, clinical, regulatory filings and approvals and other product development objectives;
•
the pricing and reimbursement of AMX0035 in Canada, the U.S., and in any other jurisdictions in which AMX0035 is approved, if any, and of any other product candidates, if approved;
•
the rate and degree of market acceptance of AMX0035 and any future product candidates by physicians, patients, third-party payors and others in the medical community;
•
the implementation of our business model, strategic plans for our business, product candidates and technology;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•
developments relating to our competitors and our industry, including any regulatory developments;
•
our estimates regarding expenses, revenue, capital requirements, cash runway and future and needs for additional financing;
•
our financial performance; and
•
other statements about future events, including those made in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or Annual Report.

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

All of our forward-looking statements are as of the date of this Quarterly Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report that modify or impact any of the forward-looking statements contained in this Quarterly Report will be deemed to modify or supersede such statements in this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$107,734	$50,191
Short-term investments	54,859	45,927
Prepaid expenses and other current assets	8,336	5,392
Accounts receivable, net	137	—
Inventories	563	—
Deferred offering costs	570	3,441
Total current assets	172,199	104,951
Property and equipment, net	2,118	474
Restricted cash	719	189
Operating lease right-of-use assets	5,951	—
Other assets	456	—
Total assets	$181,443	$105,614
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,052	$4,372
Accrued expenses and other current liabilities	23,605	13,024
Operating lease liabilities, current portion	1,990	—
Total current liabilities	32,647	17,396
Operating lease liabilities, net of current portion	4,768	—
Deferred rent	—	35
Total liabilities	37,415	17,431
Commitments and contingencies (Note 13)
Series A redeemable convertible preferred stock, $0.0001 par value; 0 and 6,289,609 shares authorized, issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	7,675
Series B redeemable convertible preferred stock, $0.0001 par value; 0 and 15,100,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 0 and 14,496,835 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	64,387
Series C-1 redeemable convertible preferred stock, $0.0001 par value; 0 and 13,150,430 shares authorized, issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	134,791
Series C-2 redeemable convertible preferred stock, $0.0001 par value; 0 and 3,170,585 shares authorized, issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	32,498
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 0 shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 and 56,500,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 58,533,226 and 7,020,487 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	6	1
Additional paid-in capital	456,263	4,667
Accumulated deficit	(311,516)	(155,845)
Accumulated other comprehensive (loss) income	(725)	9
Total stockholders’ equity (deficit)	144,028	(151,168)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$181,443	$105,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$345	$—	$345	$—
Grant revenue	—	285	—	285
Total revenues	345	285	345	285
Operating expenses:
Cost of sales	172	—	172	—
Research and development	24,914	12,853	70,637	30,646
Selling, general and administrative	29,940	10,350	86,284	24,012
Total operating expenses	55,026	23,203	157,093	54,658
Loss from operations	(54,681)	(22,918)	(156,748)	(54,373)
Other income (expense), net:
Interest income	601	3	1,134	6
Change in fair value of convertible notes	—	—	—	(5,228)
Other income (expense), net	199	(227)	138	8
Total other income (expense), net	800	(224)	1,272	(5,214)
Loss before income taxes	(53,881)	(23,142)	(155,476)	(59,587)
(Benefit) provision for income taxes	(125)	—	195	—
Net loss	$(53,756)	$(23,142)	$(155,671)	$(59,587)
Net loss per share attributable to common stockholders —basic and diluted	$(0.92)	$(3.42)	$(2.77)	$(9.20)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	58,533,226	6,757,152	56,163,194	6,477,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(53,756)	$(23,142)	$(155,671)	$(59,587)
Other comprehensive loss:
Foreign currency translation adjustment	(559)	4	(569)	4
Net unrealized gain (loss) on investments held	30	(5)	(165)	(5)
Other comprehensive loss	(529)	(1)	(734)	(1)
Comprehensive loss	$(54,285)	$(23,143)	$(156,405)	$(59,588)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C-1 Redeemable Convertible Preferred Stock		Series C-2 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of December 31, 2021	6,289,609	$7,675	14,496,835	$64,387	13,150,430	$134,791	3,170,585	$32,498	7,020,487	$1	$4,667	$9	$(155,845)	$(151,168)
Conversion of preferred stock into common stock upon initial public offering	(6,289,609)	(7,675)	(14,496,835)	(64,387)	(13,150,430)	(134,791)	(3,170,585)	(32,498)	39,474,330	4	239,347	—	—	239,351
Issuance of common stock upon initial public offering, net of issuance costs of $19,639	—	—	—	—	—	—	—	—	11,369,369	1	196,378	—	—	196,379
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,392	—	—	4,392
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(47,848)	(47,848)
Balance as of March 31, 2022	—	—	—	—	—	—	—	—	57,864,186	6	444,784	(151)	(203,693)	240,946
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	669,040	—	248	—	—	248
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,707	—	—	5,707
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(54,067)	(54,067)
Balance as of June 30, 2022	—	—	—	—	—	—	—	—	58,533,226	6	450,739	(196)	(257,760)	192,789
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,524	—	—	5,524
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(529)	—	(529)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(53,756)	(53,756)
Balance as of September 30, 2022	—	$—	—	$—	—	$—	—	$—	58,533,226	$6	$456,263	$(725)	$(311,516)	$144,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C-1 Redeemable Convertible Preferred Stock		Series C-2 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of December 31, 2020	6,289,609	$7,675	14,496,835	$64,387	—	$—	—	$—	6,137,206	$1	$1,188	$—	$(67,914)	$(66,725)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	290,032	—	31	—	—	31
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	586	—	—	586
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(14,523)	(14,523)
Balance as of March 31, 2021	6,289,609	7,675	14,496,835	64,387	—	—	—	—	6,427,238	1	1,805	—	(82,437)	(80,631)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	9,684	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	657	—	—	657
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(21,922)	(21,922)
Balance as of June 30, 2021	6,289,609	7,675	14,496,835	64,387	—	—	—	—	6,436,922	1	2,465	—	(104,359)	(101,893)
Issuance of Series C-1 redeemable convertible preferred stock, net of issuance costs of $209	—	—	—	—	13,150,430	134,791	—	—	—	—	—	—	—	—
Conversion of convertible notes and accrued interest into Series C-2 redeemable convertible preferred stock, net of issuance costs of $50	—	—	—	—	—	—	3,170,585	32,498	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	362,235	—	164	—	—	164
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	802	—	—	802
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(23,142)	(23,142)
Balance as of September 30, 2021	6,289,609	$7,675	14,496,835	$64,387	13,150,430	$134,791	3,170,585	$32,498	6,799,157	$1	$3,431	$(1)	$(127,501)	$(124,070)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(155,671)	$(59,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,623	2,045
Depreciation expense	305	30
Amortization (accretion) of investment premiums (discounts)	(196)	23
Change in fair value of convertible notes	—	5,228
Changes in operating assets and liabilities:
Accounts receivable, net	(137)	—
Inventories	(563)	—
Interest receivable	(61)	—
Prepaid expenses and other current assets	(2,879)	(1,764)
Operating lease right-of-use assets	1,208	—
Other assets	(456)	125
Accounts payable	2,654	(716)
Accrued expenses and deferred rent	10,435	8,061
Operating lease liabilities	(436)	—
Net cash used in operating activities	(130,174)	(46,555)
Cash flows used in investing activities:
Purchases of property and equipment	(1,906)	(167)
Purchases of investments	(154,313)	(49,053)
Proceeds from maturities of short-term investments	145,411	—
Net cash used in investing activities	(10,808)	(49,220)
Cash flows provided by financing activities:
Proceeds from initial public offering	200,897	—
Initial public offering costs paid	(1,518)	—
Proceeds from issuance of convertible notes—related parties	—	14,272
Proceeds from issuance of convertible notes	—	11,887
Proceeds from issuance of Series C-1 redeemable convertible preferred stock, net of issuance costs	—	134,791
Issuance costs related to conversion of convertible notes	—	(50)
Payment of deferred offering costs	—	(1,527)
Proceeds from exercise of stock options	248	198
Net cash provided by financing activities	199,627	159,571
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(572)	4
Net increase in cash, cash equivalents and restricted cash	58,073	63,800
Cash, cash equivalents and restricted cash, beginning of period	50,380	13,066
Cash, cash equivalents and restricted cash, end of period	$108,453	$76,866
Supplemental disclosure of cash flow information:
Unrealized loss on short-term investments	$165	$(5)
Purchases of property and equipment included in accounts payable	$43	$41
Right-of-use assets and liabilities upon ASC 842 adoption	$2,201	$—
Right-of-use assets obtained in exchange for lease liabilities	$4,958	$—
Movement of deferred offering costs to equity	$4,518	$—
Initial public offering costs included in accounts payable and accrued expenses	$526	$—
Public offering costs included in accounts payable and accrued expenses	$570	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$189
Conversion of convertible notes and accrued interest into Series C-2 redeemable convertible preferred stock	$—	$32,548
Conversion of preferred stock to common stock upon initial public offering	$239,351	$—
Income taxes paid	$27	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business

Amylyx Pharmaceuticals, Inc., together with its wholly owned subsidiaries, known as Amylyx or the Company, is a commercial-stage biopharmaceutical company with a mission to one day end the suffering caused by neurodegenerative diseases. The Company is focused on the development and potential global commercialization of its product candidate, AMX0035 (sodium phenylbutyrate and taurursodiol, also known as ursodoxicoltaurine) for the treatment of amyotrophic lateral sclerosis, or ALS. In June 2022, AMX0035 received marketing authorization with conditions as ALBRIOZA by Health Canada for the treatment of ALS, and the Company launched ALBRIOZA in Canada on July 29, 2022. In September 2022, AMX0035 was approved as RELYVRIO by the U.S Food and Drug Administration, or FDA, for the treatment of ALS, and the Company launched RELYVRIO in the United States of America, or U.S., on October 24, 2022. The Company’s Marketing Authorisation Application, or MAA, for AMX0035 for the treatment of ALS remains under review by the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA. The Company is developing AMX0035 for other neurodegenerative diseases by leveraging its unique knowledge and relationships in the neurodegenerative space.

In January 2022, the Company completed an initial public offering, or the IPO, in which the Company issued and sold 11,369,369 shares of its common stock at a price of $19.00 per share. After deducting underwriting discounts and commissions and estimated offering expenses, the Company received net proceeds of approximately $196.4 million. Upon the completion of IPO, all of the Company’s outstanding shares of preferred stock were converted into shares of its common stock. Refer to Note 15 for additional information regarding the Company's follow-on public offering of its common stock, completed in October 2022.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, the outcome of preclinical studies and clinical trials, market acceptance and the successful commercialization of ALBRIOZA which received marketing authorization with conditions in Canada in June 2022, and RELYVRIO, which was approved by the FDA in the U.S. in September 2022, potential difficulties with or delays in timing with respect to the regulatory approval processes of the EMA and other comparable foreign authorities, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, ability to secure additional capital to fund operations, and risks associated with the ongoing COVID-19 global pandemic. The COVID-19 pandemic may have an adverse impact on the Company’s operations, supply chains and distribution systems or those of its contractors, and increase expenses, including as a result of impacts associated with preventive and precautionary measures that are being taken, such as restrictions on travel and border crossings. The Company and its contractors may experience disruptions in supply of items that are essential for its research and development and commercial activities, including, for example, raw materials and bulk drug substances that the Company imports from Europe and Canada used in the manufacturing of AMX0035, and any future product candidates. In addition, the continued spread of COVID-19 has disrupted global healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay, approval by health authorities worldwide with respect to AMX0035 and any future product candidates. Furthermore, the Company’s ongoing and anticipated clinical trials may be negatively affected by the ongoing COVID-19 outbreak. Site initiation, patient enrollment and patient follow-up visits may be delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions, the inability to access sites for initiation and monitoring, and difficulties recruiting or retaining patients in the Company’s ongoing and planned clinical trials.

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as Russia's invasion of Ukraine, and economic challenges caused by the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. The Company's business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine, geopolitical tensions, record inflation or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

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

Going Concern

In accordance with Accounting Standards Update, or ASU, 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited consolidated financial statements are issued.

Since its inception, the Company has devoted substantially all of its efforts to research and development and pre-commercialization activities, including recruiting management and technical staff, raising capital, producing materials for preclinical studies and clinical trials, and building infrastructure to support such activities. Expenses have primarily been for research and development and related general and administrative costs. The Company has generated revenues through five grants from ALS Association, ALS Finding a Cure Foundation, Cure Alzheimer’s Fund, Alzheimer’s Drug Discovery Foundation and Alzheimer’s Association, or Grantors. In addition to money received from its grants, the Company has also financed its operations through the public offering of its common stock, private sales of preferred stock, and convertible notes.

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception. As of September 30, 2022, the Company had an accumulated deficit of $311.5 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues initial sales of ALBRIOZA in Canada and launches RELYVRIO in the U.S., and continues to build capabilities and develop AMX0035, and any future product candidates. In the event that management does not achieve revenue anticipated in its operating plan, management has the ability and commitment to reduce operating expenses as necessary. The Company expects that its cash, cash equivalents and short-term investments as of September 30, 2022, together with the net proceeds from the Company's follow-on public offering, and product revenue from RELYVRIO and ALBRIOZA sales, will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021 and the notes thereto, which are included in the Company’s most recent Annual Report on Form 10-K. Since the date of those consolidated financial statements, there have been no material changes to its significant accounting policies, with the exception of significant accounting policies related to the adoption of FASB ASC Topic 842, Leases, effective January 1, 2022, as well as significant accounting policies over revenue and inventory, as described below.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the U.S., or GAAP, and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and ASU of the Financial Accounting Standards Board, or FASB.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates.

Management considers many factors in selecting appropriate financial accounting policies in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: reserves for variable consideration; recoverability of inventories, including those produced in preparation for product launches; determining the fair value of the Company’s common stock prior to the Company’s IPO in January 2022; determining the fair value of convertible notes; accrued expenses; stock option valuations; valuation allowance for deferred tax assets and research and development expenses.

Revenue recognition

In June 2022, AMX0035 received marketing authorization with conditions as ALBRIOZA by Health Canada for the treatment of ALS, and the Company launched ALBRIOZA in Canada in July 2022. In September 2022, AMX0035 received approval as RELYVRIO by the FDA for the treatment of ALS in adults, and the Company launched RELYVRIO in the U.S. in October 2022.

The Company enters into arrangements with wholesalers, or Customers, to distribute ALBRIOZA, RELYVRIO and future approved products. In accordance with ASC Topic 606 - Revenue from Contracts with Customers, or Topic 606, revenue is recognized when the customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.

To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the Company will collect the consideration the Company expects to be entitled to in exchange for the goods or services the Company transfers to its customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Revenue, Net

The Company sells its approved products to its Customers. These Customers subsequently resell our products to specialty pharmacy providers, as well as other retail pharmacies and certain medical centers or hospitals. In addition to distribution agreements with the Customers, the Company enters into arrangements with specialty pharmacies, health care providers and payors that provide for government mandated and/or privately negotiated rebates with respect to the purchase of our products.

The Company recognizes revenue on product sales when the Customer obtains control of our product, which occurs at a point in time (upon delivery). Product revenues are recorded net of applicable reserves for variable consideration, which are described below.

If taxes should be collected from Customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three and nine months ended September 30, 2022.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, third-party payor rebates, and other allowances that are offered within contracts between the Company, its Customers and payors relating to the sale of our products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer). These estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect in the transaction price the amount of consideration to which the Company expects to be entitled to based on the terms of the respective underlying contracts.

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which the Company determined a material reversal of revenue was not probable to occur in a future period for the estimates detailed below as of September 30, 2022 and, therefore, the transaction price was not reduced further during the three and nine months ended September 30, 2022. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, the Company will adjust these estimates, which would affect product revenue, net and earnings in the period such variances become known.

Trade Discounts and Allowances

The Company generally provides Customers with prompt payment discounts that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. Payment from Customers is typically due within 30 calendar days of the invoice date, without consideration to the prompt payment discounts.

Product Returns

Consistent with industry practice, the Company generally offers Customers a limited right of return for product that has been purchased from us based on the product’s expiration date, which is set to lapse within a specified period stated in the contract. Additionally, our limited right of return policy allows for eligible returns from Customers in circumstances where product was shipped in error or was damaged in shipping, product was returned pursuant to an official drug recall, or product was dispensed to a patient who has passed away or who is no longer able to continue therapy.

The Company estimates the amount of product sales that may be returned by our Customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to accounts receivable on the condensed consolidated balance sheets. The Company currently estimates returns using quantitative and qualitative information including, but not limited to, expected experience with actual returns, projected demand, levels of inventory in the distribution channel, product dating and expiration period, and whether products have been discontinued, among others. The Company has not received any returns to date and believe that returns of product in future periods will be minimal.

Payor Rebates

The Company contracts with certain government and private payor organizations, primarily government and commercial insurance companies, for the payment of rebates with respect to utilization of our products. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Other Incentives

Other incentives which the Company offers include voluntary patient assistance programs, such as our co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue for each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Inventory

The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as cost of sales in the condensed consolidated statements of operations.

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Inventory acquired prior to receipt of regulatory approval of a product candidate is expensed as research and development expense as incurred. Inventory that can be used in either the production of clinical or commercial product is expensed as research and development expense when materials are released to production for use in the manufacture of drugs still in development.

Recently Adopted Accounting Pronouncements

Effective January 1, 2022, the Company adopted the requirements under the FASB, ASC 842, Leases, or ASC 842, using the cumulative effect adjustment transition option. Comparative periods have not been restated. This standard requires entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. The Company elected the available package of practical expedients which allows it to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of its leases, and the treatment of initial direct costs. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. ASC 842 was issued in order to increase transparency and comparability of financial reporting related to leasing arrangements. The main difference between previous GAAP, or ASC 840, and ASC 842 is the recognition of right-of-use lease assets and lease liabilities by lessees for those leases that were classified as operating leases under ASC 840. At January 1, 2022, the Company recorded right-of-use assets of $2.2 million and operating lease liabilities of $2.2 million. Adoption of the standard did not have a material impact on the consolidated statements of operations. For additional information regarding how the Company is accounting for leases under ASC 842, refer to Note 5, Leases.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 requires a cumulative effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except Securities and Exchange Commission filers that are not smaller reporting companies. ASU 2016-13 will be effective for the Company beginning January 1, 2023. The Company intends to adopt the ASU when it becomes effective. The Company is currently evaluating the impact of this ASU and does not expect that adoption of this standard will have a material impact on its condensed consolidated financial statements and related disclosures.

3. SHORT-TERM INVESTMENTS

Short-term investments, which are classified as available-for-sale, consisted of the following:

Balance at September 30, 2022:	Amortized Cost Basis	Unrealized Loss	Fair Value
	(in thousands)
Treasury bills	$5,999	$(1)	$5,998
Commercial paper	30,957	—	30,957
Corporate debt securities	18,074	(170)	17,904
Total short-term investments	$55,030	$(171)	$54,859

Balance at December 31, 2021:	Amortized Cost Basis	Unrealized Loss	Fair Value
	(in thousands)
Commercial paper	$33,979	$(1)	$33,978
Corporate debt securities	11,953	(4)	11,949
Total short-term investments	$45,932	$(5)	$45,927

As of September 30, 2022 and December 31, 2021, all investments had contractual maturities within one year. The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts until maturity. Such amortization and accretion are included in interest income. There were no realized gains and losses recognized during the three and nine months ended September 30, 2022. The Company evaluates short-term investments for other-than-temporary impairment at the balance sheet date. Declines in fair value, if any, determined to be other-than-temporary are also included in other income, net.

When assessing short-term investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. The Company has the ability to hold its investments until maturity and generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As of September 30, 2022 and December 31, 2021, there were no impairment charges on short-term investments.

4. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$85,386	$—	$—	$85,386
Short-term investments:
Treasury bills	5,998	—	—	5,998
Commercial paper	—	30,957	—	30,957
Corporate debt securities	—	17,904	—	17,904
Restricted cash	719	—	—	719
Total financial assets	$92,103	$48,861	$—	$140,964

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$49,271	$—	$—	$49,271
Short-term investments:
Commercial paper	—	33,978	—	33,978
Corporate debt securities	—	11,949	—	11,949
Restricted cash	189	—	—	189
Total financial assets	$49,460	$45,927	$—	$95,387

The Company classifies its money market funds and treasury bills as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices for identical assets in active markets without any valuation adjustment. The Company classifies its commercial paper and corporate debt securities as Level 2 assets under the fair value hierarchy, as these assets have been valued using information obtained through a third-party pricing service at each balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers, or a combination of these data sources.

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

Components of lease expense required by ASC 842 are presented below for the three and nine months ended September 30, 2022.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
	(in thousands)	(in thousands)
Lease cost
Operating lease cost	$544	$1,592
Total lease cost	$544	$1,592

Lease liabilities are measured by calculating the present value of remaining lease payments under the lease arrangement. Since the rates implicit in our leases are not readily determinable, the Company uses estimated incremental borrowing rates in determining the discount rate used to calculate the present value of remaining lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term equal to the lease term in a similar economic environment. The incremental borrowing rate is based on the information available at commencement date. As the Company has no recent external borrowings, the incremental borrowing is a hypothetical rate based on our understanding of what our credit rating would be and adjusted to reflect a collateralized borrowing.

The Company’s leases contain renewal options that can extend the lease for additional years. Because the Company is not reasonably certain to exercise these renewal options, they are not considered in determining the lease terms, and associated potential additional payments are excluded from lease payments. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. The Company has existing net leases in which the non-lease components (e.g., common area maintenance) are paid separately from rent based on actual costs incurred and therefore are not included in the operating lease right-of-use assets and lease liabilities and are reflected as an expense in the period incurred.

The following table summarizes the presentation in the Company’s condensed consolidated balance sheet of its operating leases (in thousands):

As of September 30, 2022
Assets
Operating lease right-of-use assets	$5,951

Liabilities
Operating lease right-of-use liabilities, current	$1,990
Operating lease right-of-use liabilities, net of current portion	4,768
Total operating lease liabilities	$6,758

During the nine months ended September 30, 2022, the Company made cash payments of $0.8 million for operating leases. Future minimum lease payments under non-cancelable leases as of September 30, 2022, were as detailed below (in thousands):

As of September 30, 2022
2022 (remaining 3 months)	$597
2023	2,417
2024	2,478
2025	1,586
2026	476
Total undiscounted lease payments	7,554
Less: imputed interest	(796)
Total operating lease liabilities	$6,758

As of September 30, 2022, the weighted average remaining lease term was 3.2 years and the weighted average incremental borrowing rate used to determine the operating lease right-of-use assets was 7.3%.

ASC 840 Disclosures

Future minimum lease payments under non-cancelable leases as of December 31, 2021, were as detailed below (in thousands):

As of December 31, 2021
2022	$532
2023	541
2024	555
2025	563
2026	476
Total operating lease liabilities	$2,667

6. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
External research and development	$7,505	$5,666
Payroll and employee related expenses	8,994	4,280
Accrued consulting and other professional fees	6,750	2,820
Other accrued expenses	356	258
Total accrued expenses	$23,605	$13,024

7. CONVERTIBLE NOTES

Issuance of the 2021 Notes

In January 2021, the Company issued, in aggregate, $27.3 million in convertible notes, or 2021 Notes, to certain investors, including related parties, of which proceeds of $1.2 million were received in advance of issuance of the 2021 Notes in December 2020 and the remaining proceeds of $26.1 million were received in January and February 2021. The 2021 Notes were to mature on June 30, 2022 and carried both automatic and optional conversion features. The 2021 Notes were secured and carried an interest rate of 3%. The Company recorded the $1.2 million of proceeds received in December 2020 as proceeds received in advance of issuance of 2021 Notes in the consolidated balance sheet as of December 31, 2020, as the subscription agreement and commitment to issue the 2021 Notes was not effective until January 2021.

The 2021 Notes contained the following features:

Automatic Conversion Features—The 2021 Notes were to automatically convert into conversion shares, or Conversion Shares, upon (i) an initial public offering, (ii) any transaction in which the Company merges with, consolidates with or enters into other similar transaction with a Special Purpose acquisition Corp, or SPAC, resulting in some or all of its shares being registered for sale under applicable securities laws and listed for trading on a national or foreign exchange, or De-SPAC transaction, (iii) the acquisition of the Company by another person or entity by means of any transaction in which holders of the outstanding voting securities of the Company immediately before such transaction held less than 50% of the voting securities of the Company or the surviving corporation after such transaction or a sale of all or substantially all of the assets of the Company but excluding De-SPAC transaction, initial public offering, and the occurrence of equity financing in which the Company sold shares of its preferred stock for new money and which was neither an initial public offering or a Qualified Financing, or Change of Control, and (iv) the closing of a sale of an equity transaction in which the Company sold shares with an aggregate gross proceeds of at least $10.0 million, or Qualified Financing.

In the event of a Change of Control, De-SPAC transaction, or an initial public offering, the Conversion Shares would be common stock of the Company. In the event of a Qualified Financing, the Conversion Shares would be shares of preferred stock issued in such transaction.

Optional Conversion Feature—The holders of the 2021 Notes had the option to elect to convert their notes into Conversion Shares at the Conversion Price upon the occurrence of an equity financing in which the Company sold shares of its preferred stock for new money and which was neither an initial public offering or a Qualified Financing, or Non-Qualified Financing, and together with the initial public offering, De-SPAC transaction, Change of Control, and the Qualified Financing, or, collectively, the Conversion Events. In the event of a Non-Qualified Financing, the Conversion Shares would be the class of equity shares issued in such transaction. The 2021 Notes would be deemed to have converted into the Conversion Shares if no election was made by the holders of the 2021 Notes.

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

The Company qualified for and elected to account for the 2021 Notes under the fair value option and, in doing so, bypassed the analysis of potential embedded derivative features. The Company believes that the fair value option better reflects the underlying economics of the 2021 Notes. As a result, the 2021 Notes were recorded at fair value upon issuance, which was determined to be equal to principal amounts of these notes of $27.3 million. At each financial reporting period, and immediately prior to conversion, the Company remeasured the fair value of the 2021 Notes. The change in fair value of the 2021 Notes from inception to September 30, 2021 totaled $5.2 million, which is recorded as change in fair value of convertible notes in the consolidated statement of operations for the nine months ended September 30, 2021.

Conversion of the 2021 Notes

In July 2021, the Company consummated a financing transaction in which it issued shares of Series C-1 redeemable convertible preferred stock. The consummation of this financing transaction resulted in the automatic conversion of the 2021 Notes into shares of Series C-2 redeemable convertible preferred stock (together with the Series C-1 redeemable convertible preferred stock, or the Series C Preferred Stock, pursuant to their original terms. The Series C Preferred Stock was determined to have a fair value of $10.265809. Under the fair value option, the 2021 Notes were remeasured to fair value immediately prior to conversion at a price per share equal to the fair value of the Series C-1 redeemable convertible preferred stock. The Company recorded $5.2 million loss related to change in fair value of the 2021 Notes in its consolidated statement of operations for the year ended December 31, 2021. The 2021 Notes converted into 3,170,585 shares of Series C-2 redeemable convertible preferred stock at the effective conversion price of $8.725938.

There were no convertible notes outstanding as of September 30, 2022 or December 31, 2021.

Convertible Notes—Related Parties

There were no convertible notes issued to related parties that were outstanding as of September 30, 2022 or December 31, 2021. In connection with the issuance of the 2021 Notes, the Company issued, in aggregate, $14.3 million of convertible notes to certain related parties. These notes were issued under the same terms and conditions as the 2021 Notes.

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

As of December 31, 2021, the holders of the Series C Preferred Stock, or together with the Series A redeemable convertible preferred stock and the Series B redeemable convertible preferred stock, collectively, the Preferred Stock, have the following rights and preferences:

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

The shares of Preferred Stock were to automatically convert into common stock of the Company immediately upon either (a) the closing of the sale of shares of common stock to the public in a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act, resulting in at least $75.0 million of proceeds, net of the underwriting discount and commissions, to the Company, or Qualified IPO, or (b) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of a majority of the then outstanding shares of Preferred Stock.

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

In January 2022, upon the completion of the initial public offering, all of the Company's outstanding shares of preferred stock were converted into shares of its common stock. There were no redeemable convertible preferred stock outstanding as of September 30, 2022.

9. Stockholders’ EQUITY (DEFICIT)

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders provided, however, that, except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Corporation’s Certificate of Incorporation that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation or pursuant to the Delaware General Corporation Law. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board of Directors, if any, subject to the preferential dividend rights of the Preferred Stock. No dividends have been declared or paid during the nine months ended September 30, 2022 and 2021.

The Company had reserved shares of common stock for issuance in connection with the following:

	September 30, 2022	December 31, 2021
Common stock authorized	300,000,000	56,500,000
Common stock issued and outstanding	58,533,226	7,020,487
Common stock authorized and reserved for future issuances:
Series A redeemable convertible preferred stock	—	6,407,256
Series B redeemable convertible preferred stock	—	16,746,059
Series C-1 redeemable convertible preferred stock	—	13,150,430
Series C-2 redeemable convertible preferred stock	—	3,170,585
Common stock reserved for the exercise of stock options	8,575,449	5,339,011
Common stock reserved for the unvested restricted stock units	687,913	—
Common stock reserved for future issuance of share-based awards	3,056,609	1,444,492
Total common stock authorized and reserved for future issuance	12,319,971	46,257,833
Unreserved common stock available for future issuance	229,146,803	3,221,680

10. Stock Option and Grant Plan

Stock Incentive Plan

In January 2022, the Company’s board of directors adopted, and its stockholders approved the 2022 Stock Option and Incentive Plan, or 2022 Plan, which became effective on January 5, 2022, at which point no further grants would be made under the 2015 Stock Option and Restricted Stock Plan, or 2015 Plan. Under the 2022 Plan, the Company may grant incentive stock options, or ISOs, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. As of September 30, 2022, there were 3,056,609 shares available for future issuance under the 2022 Plan. The options issued under the 2022 Plan expire after 10 years.

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

General Option Information

A summary of option activity for the nine months ended September 30, 2022, is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	5,339,011	$5.54	8.7	$15,627
Granted	3,968,720	$19.22
Exercised	(669,040)	$0.37		$5,961
Cancelled or forfeited	(63,242)	$13.28
Outstanding at September 30, 2022	8,575,449	$12.22	8.4	$137,204
Options exercisable as of September 30, 2022	1,792,734	$5.13	7.0	$41,265
Options unvested as of September 30, 2022	6,782,715	$14.10	8.8	$95,939
Weighted average grant-date fair value of options granted during the period	$14.32

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $6.0 million and $4.5 million, respectively.

The total fair value of stock options vested during the nine months ended September 30, 2022 and 2021 was $5.1 million and $0.7 million, respectively.

Restricted Stock Unit Activity

A summary of restricted stock unit activity for the nine months ended September 30, 2022, is as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	—	$—
Granted	693,613	$18.62
Vested	—	$—
Forfeited	(5,700)	$21.59
Nonvested as of September 30, 2022	687,913	$18.60

Summary of Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2022 and 2021, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development	$1,416	$187	$4,001	$578
Selling, general and administrative	4,108	615	11,622	1,467
Total stock-based compensation expense	$5,524	$802	$15,623	$2,045

The following table summarizes stock-based compensation by type of award:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Stock options	$4,748	$802	$13,611	$2,045
Restricted stock units	776	—	2,012	—
Total stock-based compensation expense	$5,524	$802	$15,623	$2,045

The following table summarizes unrecognized stock-based compensation expense as of September 30, 2022, by type of awards, and the weighted-average period over which that expense is expected to be recognized. The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	As of September 30, 2022
	Unrecognized Expense	Weighted-average Recognition Period
	(in thousands)	(in years)
Stock options	$59,563	3.13
Restricted stock units	$10,781	3.38

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

	September 30,	December 31,
	2022	2021
Options to purchase common stock	8,575,449	5,339,011
Unvested restricted stock units	687,913	—
Redeemable convertible preferred stock	—	39,474,330

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

Letter of Credit

Restricted cash consists of $0.2 million of cash serving as collateral for a letter of credit issued for the Company’s office space, and $0.5 million as collateral for a corporate credit card program. As of September 30, 2022 and December 31, 2021, the Company’s restricted cash balance was $0.7 million and $0.2 million on its condensed consolidated balance sheets, respectively.

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

Royalty Payments

Between August 2016 and February 2019, the Company entered into agreements with the Grantors. Under the terms of the agreements, the Company was granted, in aggregate, $4.3 million. These grants were provided to the Company for the purpose of furthering the research and development of AMX0035 as a therapeutic benefit for ALS disease and Alzheimer’s disease. Under the terms of the arrangements, the Company would receive a tranche of funds as it completes certain milestones. Pursuant to the terms of the grant agreements, the Company has certain payment obligations that are contingent upon future events such as the achievement of commercialization or the receipt of proceeds from a revenue generating transaction resulting from the projects for which the grants are used for.

Pursuant to the terms of the respective grant agreements among the Company, ALS Association and ALS Finding a Cure, the Company will be required to make royalty payments to each Grantor in the total amount equal to 150% of the grant received. The royalty payments will be achieved through a combination of the following payment methods: (i) an annual installment payment of 3% of net sales of any products developed under the project for which the grant was used for and (ii) 3% of cash proceeds resulting from revenue generating transaction under the project for which the grants are used for. During the three and nine months ended September 30, 2022, the Company recorded less than $0.1 million in royalty expense, which is included in cost of sales in the condensed consolidated financial statements.

Under the terms of the respective grant agreements among the Company, Alzheimer’s Drug Discovery Foundation, the Alzheimer’s Association, and Cure Alzheimer’s Fund, the Company will make royalty payments up to the maximum amount of $15.0 million to each Grantor (or $45.0 million in aggregate). The royalty payment will be made through a combination of the following payment methods: (i) 4% of annual net sales of any product commercialized from the project for which the grant was used for and directly related to the treatment of the Alzheimer’s disease and (ii) 15% of all royalties and cash proceeds resulting from revenue generating transactions associated with the projects for which the grants were used for under the grant agreements. As the conditions that would trigger royalty payments under the agreements have not occurred, no amounts have been recorded in the condensed consolidated financial statements for the three and nine months ended September 30, 2022.

14. INVENTORY

Inventory consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Raw materials	$408	$—
Work in process	45	—
Finished goods	110	—
Total inventories	$563	$—

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Inventory on hand determined to not have a future economic benefit and acquired prior to receipt of the marketing authorization for ALBRIOZA in Canada, totaling approximately $25.7 million, was expensed as research and development expense as incurred. The Company began to capitalize the costs determined to have a probable future economic benefit associated with the production of ALBRIOZA upon receipt of Health Canada approval in June 2022. Finished goods have a shelf life of 12-15 months from the date of manufacture.

15. Subsequent Events

The Company has evaluated all subsequent events after September 30, 2022 and through the date of this filing, and there were no material subsequent events requiring disclosure except as described below.

On October 11, 2022, the Company completed the sale in an underwritten public offering of 7,697,812 shares of common stock, including 1,004,062 shares of common stock pursuant to the underwriters' exercise in full of their option to purchase additional shares, at a public offering price of $32.00 per share, resulting in gross proceeds of $246.3 million and net proceeds of approximately $230.8 million.

On November 1, 2022, Isaac Cheng, MD, a member of the board of directors of the Company, submitted his resignation from the board of directors, effective as of close of business on November 1, 2022. Dr. Cheng’s decision to resign was not the result of any disagreement with the Company on any matter relating to its operations, policies practices or any issues relating to the Company’s accounting principles, practices, financial statements or disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the condensed consolidated financial information and the notes thereto appearing elsewhere in this Quarterly Report.

This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Our mission is to one day end the suffering caused by neurodegenerative diseases. Unlike most other cells in the body that regularly die and are replaced as part of healthy function, mature neurons are normally resistant to cell death and generally cannot regenerate. We believe AMX0035 is the first drug candidate to show both a functional and survival benefit in a large-scale clinical trial of patients with amyotrophic lateral sclerosis, or ALS. In September 2022, the U.S. Food and Drug Administration, or FDA, approved AMX0035, known as RELYVRIO in the United States, or U.S., for the treatment of ALS in adults, and commenced U.S. commercial sales of RELYVRIO in the fourth quarter of 2022. AMX0035 received marketing authorization with conditions as ALBRIOZA by Health Canada for the treatment of ALS in June 2022, and we commenced Canadian commercial sales of ALBRIOZA in the third quarter of 2022. We submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, in Europe in the first quarter of 2022, which was validated in the same quarter. The results of our Phase 2 clinical trial of AMX0035, known as the CENTAUR trial, were published in September 2020 in the New England Journal of Medicine and in October 2020 in the Journal of Muscle and Nerve and demonstrated functional and survival benefits for ALS patients. We believe AMX0035 has the potential to be a foundational therapy, meaning that it could be used alone or in conjunction with other therapies to change the treatment paradigm across a broad range of neurodegenerative diseases.

AMX0035 is a dual UPR-Bax apoptosis inhibitor composed of PB and TURSO (also known as TUDCA). Through the resolution of the UPR and by inhibiting translocation of the Bax to the outer mitochondrial membrane, we have shown in multiple models that AMX0035 can keep neurons alive under a variety of different conditions and stresses, including in in vitro models of neurodegeneration, endoplasmic reticulum stress, mitochondrial dysfunction, oxidative stress and disease-specific models of a variety of other conditions, as well as in vivo models of ALS, Alzheimer’s disease, or AD, and multiple sclerosis. We are pursuing ALS as our first indication as it is a disease of rapid and profound neurodegeneration, and we are focused on the development and potential commercialization of AMX0035 for ALS globally.

We have received marketing authorization with conditions by Health Canada for ALBRIOZA for the treatment of ALS. We announced commercial availability of the product in July 2022. We have submitted to and received from the national reimbursement authorities, known as the Canadian Agency for Drugs and Technologies in Health, or CADTH, and l’Institut national d’excellence en santé et en services sociaux, or INESSS, recommendations regarding reimbursement for ALBRIOZA by the Canadian provincial governments, and are actively negotiating with the provinces and working with private payers in Canada to obtain reimbursement coverage.

We received approval by the FDA for RELYVRIO in September 2022, and commercial product was first available in October 2022. We are seeing a solid initial bolus of demand from physicians as we see an encouraging number of product enrollment forms and prescriptions coming into our Amylyx Care Team. We cannot yet predict the extent to which this initial interest will translate into revenue.

We are also actively pursuing regulatory approval of AMX0035 for the treatment of ALS in Europe. Our MAA remains under review by the Committee for Medicinal Products for Human Use, or CHMP, of the EMA. We are now in possession of the Rapporteurs Day 150 Joint Assessment Report, which is provided to applicants as a reference as the CHMP collects comments to responses made to the Day 120 List of Questions, which we previously received. While we have resolved several major objections from the Day 120 List of Questions, some major objections still remain, and we will work to continue to address them as part of the MAA review process. The next step in the process is the Day 180 List of Outstanding Issues, which we will respond to accordingly. On November 9, 2022, the CHMP informed us that it intends to hold a Scientific Advisory Group of Neurology meeting as part of the regulatory review process. We expect a decision on our pending MAA in the first half of next year.

In November 2021, we initiated a Phase 3 clinical trial of AMX0035 for the treatment of ALS, known as PHOENIX trial, at clinical trial sites in the U.S. and Europe. Enrollment in the PHOENIX trial was completed in March 2022 in the U.S. and remains ongoing in Europe. We anticipate topline results from the PHOENIX trial in 2024. This trial is designed to provide further data evaluating the safety and efficacy of AMX0035 for the treatment of ALS to further support our global regulatory efforts. In July 2022, we announced a planned open label extension, or OLE, for the PHOENIX trial. In March 2022, we announced the launch of an expanded access program, or EAP, in the U.S. that the FDA has authorized for people with ALS who meet eligibility criteria for participation. The U.S. EAP for AMX0035 was running parallel with the PHOENIX trial. People living with ALS who are eligible for PHOENIX were not eligible for the U.S. EAP as the criteria for entry do not overlap. The EAP is being wound down alongside the commercial launch of RELYVRIO in the U.S.

The FDA approval in September 2022 of AMX0035 as RELYVRIO for the treatment of ALS in adults was granted following the second virtual meeting of the FDA’s Peripheral and Central Nervous System Drugs Advisory Committee, or the Advisory Committee, held on September 7, 2022. The Advisory Committee initially met on March 30, 2022 and voted 4 (yes) and 6 (no) on the question of whether the data from our randomized, controlled Phase 2 CENTAUR trial and OLE established a conclusion that AMX0035 is effective in the treatment of patients with ALS. At the second meeting of the Advisory Committee, the Advisory Committee voted 7 (yes) to 2 (no) in response to the question of whether available evidence of effectiveness is sufficient to support approval of AMX0035 for the treatment of ALS, taking into account the unmet need in ALS, the status of the ongoing PHOENIX trial and the seriousness of ALS. At this meeting and the previous Advisory Committee meeting, the FDA presented concerns regarding choices of statistical models for the prespecified primary analysis and the interpretability of the survival results. In both Advisory Committee meetings, we presented scientific arguments and analyses, together with experts in the field, which we believe sufficiently addressed these concerns. At the second meeting of the Advisory Committee, we stated that if our PHOENIX trial is not successful then we will do what is right for patients, which includes voluntarily removing the product from the market. We will work in consultation with regulatory authorities when the PHOENIX data are available. We could also be required by regulatory authorities to withdraw AMX0035 from the marketplace. As a result of the FDA’s approval of AMX0035, we launched RELYVRIO in the U.S. in the fourth quarter of 2022.

We are also developing AMX0035 for other neurodegenerative diseases by leveraging our deep knowledge of and relationships in the neurodegenerative space. We believe the approach of a dual UPR-Bax apoptosis inhibitor designed to help keep neurons alive could be clinically meaningful for the treatment of other neurodegenerative disease indications in addition to ALS. Many common and rare neurodegenerative diseases are characterized by substantial neuronal cellular loss, including AD and Wolfram syndrome, as well as Parkinson’s Disease, Huntington’s Disease, Progressive Supranuclear Palsy, Multi-System Atrophy, and others. We conducted a Phase 2 clinical trial in AD, known as the PEGASUS trial, to obtain safety data along with initial efficacy and biomarker data which could help us prioritize additional indications to pursue with AMX0035. We believe the topline results from the PEGASUS trial, reported in November 2021, provide further biological knowledge about AMX0035 which will help inform future clinical development of AMX0035 for the treatment of AD and in other potential indications. Based on these topline results, AMX0035 met the PEGASUS trial’s primary endpoint of safety and tolerability. The 6-month trial was not powered to evaluate differences between groups in efficacy outcomes and no differences were seen in a newly developed composite outcome of cognitive, functional, and imaging measures, or secondary efficacy endpoints of cognition, function, and imaging. In this trial, AMX0035 showed significant effects on biomarkers including neurogranin, YKL-40 or Chitinase 3-like 1 (CHI3L1), and fatty acid binding protein 3 (FABP3). These results build on previously reported findings that AMX0035 exhibited significant effects on the tau protein, tau phosphorylated at threonine 181, 8-hydroxy-2’—deoxyguanosine, or 8-OHdG, and the amyloid beta 42 to 40 (amyloid-ß1-42, amyloid-ß1-40) ratio in cerebrospinal fluid. We will continue to evaluate these data and discuss the results of the PEGASUS trial with scientific advisors as we consider potential next steps for the development of AMX0035 for the treatment of AD within our clinical development strategy. Based on preclinical evidence, we are continuing to evaluate plans to explore the use of AMX0035 in patients with Wolfram syndrome.

We also intend to prioritize our development efforts around neurodegenerative diseases that result in substantial disability, and ultimately death, and where unmet medical needs are greatest. For example, we recently presented initial in vitro data from our new, internally developed compound, AMX0114, targeting Calpain-2, a critical effector of axonal degeneration.

Since inception in 2013, we have devoted substantially all of our efforts to research and development and pre-commercialization activities, including recruiting management and technical staff, raising capital, producing materials for preclinical and clinical studies, planning for potential commercialization and building infrastructure to support such activities. Other than RELYVRIO in the U.S. and ALBRIOZA in Canada, we do not have any products approved for sale and as of September 30, 2022. As of September 30, 2022, we have funded our operations primarily through the public offering of our common stock, private sales of preferred stock, and convertible notes. We have also generated grant revenues through five grants from ALS Association, ALS Finding a Cure Foundation, Cure Alzheimer’s Fund, Alzheimer’s Drug Discovery Foundation and Alzheimer’s Association, or Grantors.

We have incurred operating losses since inception, including a net loss of $155.7 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $311.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our approved products. We may continue to incur significant losses and our financial results will be highly dependent upon the successful launch of RELYVRIO in the U.S. We will continue to incur significant expenses as we advance AMX0035 and any future product candidates through preclinical and clinical development, hire additional clinical, scientific, management and administrative personnel, seek regulatory approval and pursue commercialization of any approved product candidates. To date, we have primarily developed AMX0035 internally, with assistance from our network of contract research organizations, or CROs, and other advisors. This has resulted in increased research and development spending but has enabled us to manage AMX0035 efficiently through the development and manufacturing process.

We also expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. As a result, we may need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies, royalty financings, or other strategic transactions. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances, however, that our current operating plan will be achieved or that additional funding, if required, will be available on terms acceptable to us, or at all.

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $162.6 million. On October 11, 2022, we completed the sale of 7,697,812 shares of our common stock in an underwritten public offering, pursuant to which we received net proceeds of approximately $230.8 million, including exercise in full of the underwriters' option to purchase additional shares, and after deducting underwriting discounts and commissions and other offering costs. We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2022, together with the net proceeds from our follow-on public offering, and product revenue from RELYVRIO and ALBRIOZA sales, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least one year from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.

Impact of COVID-19 and Other Macroeconomic Factors

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

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as Russia's invasion of Ukraine, and economic challenges caused by the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine, geopolitical tensions, record inflation or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

Components of Our Results of Operations

Product revenue, net

In June 2022, AMX0035 received marketing authorization with conditions as ALBRIOZA by Health Canada for the treatment of ALS, and we began commercially selling ALBRIOZA within Canada in July 2022. In September 2022, AMX0035 received regulatory approval as RELYVRIO by the FDA for the treatment of ALS, and we launched RELYVRIO in the U.S. in the fourth quarter of 2022. All product revenue net, recognized during the period relates to units of ALBRIOZA sold in Canada.

Operating Expenses

Cost of Sales

Cost of sales consists primarily of costs associated with the manufacturing of ALBRIOZA and certain period costs, which include:

•
Direct materials costs;
•
Packaging services;
•
Transportation costs;
•
Manufacturing overhead costs;
•
Royalties related to grants provided to us for the purpose of furthering the research and development of AMX0035 as a therapeutic benefit for ALS disease and Alzheimer’s disease. For additional information refer to Note 13 in the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report;

As a result of global macroeconomic conditions, we may experience some disruption and volatility in our global supply chain network, and we may in the future experience disruptions in availability and delays in shipments of raw materials and packaging, as well as related cost inflation.

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
•
the efficacy and safety profile from clinical trials and preclinical studies of our current or future product candidates; and
•
the number of product candidates we are developing.

The successful development and commercialization of AMX0035 and any future product candidates is highly uncertain, due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

•
the timing and progress of preclinical and clinical development activities;
•
the number and scope of preclinical and clinical trials for separate indications we decide to pursue;
•
raising necessary additional funds;
•
the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
•
our ability to maintain our current development activities and to establish new ones;
•
our ability to establish new licensing or collaboration arrangements;
•
the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to Health Canada, the FDA or the EMA, or any other comparable foreign regulatory authority;
•
the receipt and related terms of regulatory approvals from applicable regulatory authorities, including our marketing authorization with conditions from Health Canada for ALBRIOZA and the post-marketing requirements from the FDA for RELYVRIO;
•
the availability of drug substance and drug product for use in production of AMX0035;
•
establishing and maintaining agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing;
•
our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;

•
our ability to protect our rights in our intellectual property portfolio;
•
the commercialization in Canada and the U.S. of AMX0035 (known as ALBRIOZA in Canada and RELYVRIO in the U.S.) and in other potential jurisdictions, if and when approved;
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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, sales, marketing, as well as administrative functions. Selling, general and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; sales and marketing expenses; information technology; facility-related and other operating costs. We anticipate that our selling, general and administrative expenses will continue to increase in the future as we further increase our headcount to support our continued research activities and development of AMX0035 and as we continue to increase headcount and incur other significant costs related to our pre-commercialization activities as we prepare for potential near term regulatory approvals. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as well as investor and public relations expenses associated with being a public company. We have received marketing authorization with conditions for ALBRIOZA for the treatment of ALS in Canada and marketing authorization for RELYVRIO for the treatment of ALS in adults in the U.S. and are pursuing regulatory approval of AMX0035 for the treatment of ALS in Europe. As we implement our commercialization plans in Canada and the U.S. and prepare for a potential approval in Europe, we have been incurring a substantial increase, and anticipate further increases in, payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of AMX0035.

Other Income (Expense), Net

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents, and short-term investments.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of realized and unrealized gains and losses on foreign exchange transactions.

Change in Fair Value of Convertible Notes

Change in fair value of convertible notes is comprised of adjustments to the fair value of our 2021 Notes. As permitted under ASC Topic 825, Financial Instruments (ASC 825), we elected the fair value option to account for our 2021 Notes, and as a result, we measured our 2021 Notes at fair value at each financial reporting period and immediately before conversion in July 2021. All changes to the fair value of our 2021 Notes for the nine months ended September 30, 2021 resulted in a loss. Our 2021 Notes converted into shares of Series C-2 redeemable convertible preferred stock concurrently with the issuance of our Series C-1 redeemable convertible preferred stock. Immediately prior to the conversion, we determined the fair value of our 2021 Notes based on the fair value of the Series C-1 redeemable convertible preferred stock and the conversion price at which these notes converted, which was at 85% of the fair value of the Series C-1 redeemable convertible preferred stock.

Income Taxes

The provision for income taxes primarily consists of provisions for foreign taxes payable.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Revenues:
Product revenue, net	$345	$—	$345	*NM
Grant revenue	—	285	(285)	(100)%
Total revenues	345	285	60	21%
Operating expenses:
Cost of sales	172	—	172	*NM
Research and development	24,914	12,853	12,061	94%
Selling, general and administrative	29,940	10,350	19,590	189%
Total operating expenses	55,026	23,203	31,823	137%
Loss from operations	(54,681)	(22,918)	(31,763)	139%
Other income (expense), net:
Interest income	601	3	598	19,933%
Other income (expense), net	199	(227)	426	(188)%
Other income (expense), net	800	(224)	1,024	(457)%
Loss before income taxes	(53,881)	(23,142)	(30,739)	133%
Benefit for income taxes	(125)	—	(125)	*NM
Net loss	$53,756	$23,142	$30,614	132%

* NM - not meaningful

Product revenue, net

We began commercially selling ALBRIOZA within Canada in July 2022, following receipt of marketing authorization with conditions by Health Canada. For the three months ended September 30, 2022, we recorded approximately $0.3 million of product revenue, net. For further discussion regarding our revenue recognition policy, see Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Cost of sales

Cost of sales of $0.2 million for the three months ended September 30, 2022, consisted of costs to procure, manufacture and distribute our marketed product, ALBRIOZA. In addition, included in cost of sales are costs to manufacture ALBRIOZA which has been provided to patients at no cost to them while insurance reimbursement is established. We expect these costs to continue into the fourth quarter. ALBRIOZA given to patients at no cost to them is not included in product revenue, net. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of units recognized as revenue during the three months ended September 30, 2022, or less than $0.1 million, were expensed prior to obtaining regulatory approvals and, therefore, are not included in cost of sales during this period. We expect cost of sales to increase and gross margin to decrease as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the third quarter of 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021 (certain prior year amounts have been reclassified to conform with current year presentation):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
AMX0035 – ALS	$16,658	$6,709	$9,949	148%
Payroll and personnel-related	7,503	2,313	5,190	224%
Other	753	3,831	(3,078)	(80)%
	$24,914	$12,853	$12,061	94%

Research and development expenses were $24.9 million for the three months ended September 30, 2022, compared to $12.9 million for the three months ended September 30, 2021. During these periods, most our research and development expenses were related to the development of and clinical trials of AMX0035. The increase of $12.1 million was primarily due to a $9.9 million increase in spending on AMX0035 for the treatment of ALS, a $5.2 million increase in payroll and personnel-related costs, and a $3.1 million decrease in all other costs. The increases in spending on AMX0035 were primarily related to costs associated with our global Phase 3 PHOENIX trial of AMX0035 in ALS that was initiated in November 2021 and consulting and manufacturing development expenses in anticipation of potential commercialization, which includes inventory raw material purchases made in anticipation of the lead time necessary to have it available to meet our clinical trial and potential commercialization needs. The increase in payroll and personnel-related costs was primarily due to an increase in the number of employees supporting research and development efforts. The decreases in other costs were primarily due to a decrease in costs associated with research and development for AMX0035 in other indications, as we focused our efforts on ALS leading up to our approvals. We expect to increase research and development for AMX0035 in other indications in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $29.9 million for the three months ended September 30, 2022 compared to $10.4 million for the three months ended September 30, 2021. The increase of $19.6 million was primarily due to increases of $14.3 million in payroll and personnel-related costs, including stock-based compensation, $1.2 million in professional services, $1.3 million in insurance expense and $1.1 million in facilities and computer-related expenses. The increase in payroll and personnel-related costs was primarily due to hiring additional personnel in commercial and general and administrative functions to support our growth, as well as commercialization and launch preparation initiatives. The increase in professional services, insurance expenses and facilities and computer-related expenses were primarily due to an increase in spending for commercial readiness activities and operations as a public company.

Other Income (Expense), Net

Interest Income

Interest income for the three months ended September 30, 2022 was $0.6 million compared to less than $0.1 million for the three months ended September 30, 2021. The increase is primarily attributable to higher investment balances driven by our proceeds received from our January 2022 initial public offering, resulting in higher interest earned.

Other Income (Expense), Net

Other income (expense), net was $0.2 million for the three months ended September 30, 2022 and 2021. Other income (expense), net in the three months ended September 30, 2022 and 2021 was primarily related to realized and unrealized gains and losses.

Income Taxes

Benefit for income taxes was $0.1 million for the three months ended September 30, 2022 compared to zero for the three months ended September 30, 2021, and consists of current income tax benefit from activities of our foreign subsidiaries.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Revenues:
Product revenue, net	$345	$—	$345	*NM
Grant revenue	—	285	(285)	(100)%
Total revenues	345	285	60	21%
Operating expenses:
Cost of sales	172	—	172	*NM
Research and development	70,637	30,646	39,991	130%
Selling, general and administrative	86,284	24,012	62,272	259%
Total operating expenses	157,093	54,658	102,435	187%
Loss from operations	(156,748)	(54,373)	(102,375)	188%
Other income (expense), net:
Interest income	1,134	6	1,128	18,800%
Change in fair value of convertible notes	—	(5,228)	5,228	(100)%
Other income, net	138	8	130	1,625%
Other income (expense), net	1,272	(5,214)	6,486	(124)%
Loss before income taxes	(155,476)	(59,587)	(95,889)	161%
Provision for income taxes	195	—	195	*NM
Net loss	$155,671	$59,587	$96,084	161%

* NM – not meaningful

Product revenue, net

We began commercially selling ALBRIOZA within Canada in July 2022, following receipt of marketing authorization with conditions by Health Canada. For the nine months ended September 30, 2022, we recorded approximately $0.3 million of product revenue, net. For further discussion regarding our revenue recognition policy, see Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Cost of sales

Cost of sales of $0.2 million for the nine months ended September 30, 2022, consisted of costs to procure, manufacture and distribute our marketed product ALBRIOZA. In addition, included in cost of sales are costs to manufacture ALBRIOZA which has been provided to patients at no cost to them while insurance reimbursement is established. We expect these costs to continue into the fourth quarter. ALBRIOZA given to patients at no cost to them is not included in product revenue, net. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of units recognized as revenue during the nine months ended September 30, 2022, or less than $0.1 million, were expensed prior to obtaining regulatory approvals and, therefore, are not included in cost of sales during this period. We expect cost of sales to increase and gross margin to decrease as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the third quarter of 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021 (certain prior year amounts have been reclassified to conform with current year presentation):

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
AMX0035 – ALS	$47,376	$18,958	$28,418	150%
Payroll and personnel-related	20,019	5,502	14,517	264%
Other	3,242	6,186	(2,944)	(48)%
	$70,637	$30,646	$39,991	130%

Research and development expenses were $70.6 million for the nine months ended September 30, 2022, compared to $30.6 million for the nine months ended September 30, 2021. During these periods, most of our research and development expenses were related to the development of and clinical trials of AMX0035. The increase of $40.0 million was primarily due to a $28.4 million increase in spending on AMX0035 for the treatment of ALS, a $14.5 million increase in payroll and personnel-related costs, and a $2.9 million decrease in all other costs. The increases in spending on AMX0035 were primarily related to costs associated with our global Phase 3 PHOENIX trial of AMX0035 in ALS that was initiated in November 2021 and consulting and manufacturing development expenses in anticipation of potential commercialization, which includes inventory raw material purchases made in anticipation of the lead time necessary to have it available to meet our clinical trial and potential commercialization needs. The increase in payroll and personnel-related costs was primarily due to an increase in the number of employees supporting research and development efforts. The decreases in other costs were primarily due to a decrease in costs associated with research and development spend for AMX0035 in other indications, as we focused our efforts on ALS leading up to our approvals. We expect to increase research and development for AMX0035 in other indications in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $86.3 million for the nine months ended September 30, 2022 compared to $24.0 million for the nine months ended September 30, 2021. The increase of $62.3 million was primarily due to increases of $39.3 million in payroll and personnel-related costs, including stock-based compensation, $7.5 million in consulting expense, $5.6 million in professional services, $3.8 million in insurance expense and $3.3 million in facilities and computer-related expenses. The increase in payroll and personnel-related costs was primarily due to hiring additional personnel in commercial and general and administrative functions to support our growth, as well as commercialization and launch preparation initiatives. The increases in professional services, consulting expenses, insurance expenses and facilities and computer-related expenses were primarily due to an increase in spending for commercial readiness activities and operations as a public company.

Other Income (Expense), Net

Interest Income

Interest income for the nine months ended September 30, 2022 was $1.1 million compared to less than $0.1 million for the nine months ended September 30, 2021. The increase was primarily attributable to higher investment balances driven by our proceeds received from our January 2022 initial public offering, resulting in higher interest earned.

Change in Fair Value of Convertible Notes

The change in fair value of convertible notes was zero for the nine months ended September 30, 2022 due to conversion to preferred stock in July 2021, compared to $5.2 million for the nine months ended September 30, 2021. The $5.2 million recorded for the nine months ended September 30, 2021 represented a loss in fair value related to our 2021 Notes.

Other Income, Net

Other income, net was $0.1 million for the nine months ended September 30, 2022, compared to less than $0.1 million for the nine months ended September 30, 2021. Other income, net in the nine months ended September 30, 2022 and 2021 was primarily related to realized and unrealized gains and losses.

Income Taxes

Provision for income taxes was $0.2 million for the nine months ended September 30, 2022 compared to zero for the nine months ended September 30, 2021, and consists of current income tax expense arising from activities of our foreign subsidiaries.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and generated revenues through five grants from the Grantors. To date, we have financed our operations primarily through the sale and issuance of common stock, convertible preferred stock, convertible notes, grant agreements with the Grantors and, to a lesser extent, a government loan. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $162.6 million.

From inception through September 30, 2022, we have raised $431.2 million in aggregate proceeds, net of issuance costs, primarily from the issuance of common stock, convertible preferred stock, convertible notes and grant agreements. In July 2021, we issued and sold shares of Series C-1 preferred stock for an aggregate purchase price of approximately $135.0 million. The 2021 Notes automatically converted into shares of Series C-2 preferred stock pursuant to their original terms in July 2021 in connection with our sale of Series C-1 preferred stock. On January 11, 2022, we completed our initial public offering, pursuant to which we received aggregate net proceeds of $196.4 million, including the partial exercise by the underwriters of their option to purchase additional shares, and after deducting underwriting discounts and commissions and other offering costs. On October 11, 2022, we completed the sale of 7,697,812 shares of our common stock in an underwritten public offering, pursuant to which we received net proceeds of approximately $230.8 million, including exercise in full of the underwriters' option to purchase additional shares, and after deducting underwriting discounts and commissions and other offering costs. Based on our current operational plans and assumptions, we believe that our existing cash, cash equivalents and short-term investments as of September 30, 2022, together with the net proceeds from our follow-on public offering, and product revenue from RELYVRIO and ALBRIOZA sales, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months after the date of the filing of this Quarterly Report.

Capital Resources

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities, manufacturing and clinical trials of AMX0035 and any future product candidates, implement our commercialization plans for ALBRIOZA in Canada and RELYVRIO in the U.S., and prepare for the commercial launch of AMX0035 in other jurisdictions, if approved. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our expenses will also increase as we:

•
continue our research and development efforts, including our ongoing global Phase 3 PHOENIX trial of AMX0035 for the treatment of ALS;
•
continue to commercialize AMX0035 (also known as ALBRIOZA in Canada and RELYVRIO in the U.S.) for the treatment of ALS in Canada and the U.S., and pursue launch of AMX0035 in Europe, if approved;
•
pursue investigational new drug applications, or INDs, of AMX0035 for the treatment of Wolfram syndrome and potentially for other indications;
•
conduct preclinical studies and clinical trials for AMX0035 for additional indications and for potential future product candidates;
•
seek to identify and develop, acquire or in-license additional product candidates;
•
experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues, or other regulatory challenges;
•
develop the necessary processes, controls and manufacturing data to obtain additional marketing approval for AMX0035 or approval for any future product candidates and to support manufacturing on a commercial scale;
•
seek additional regulatory approvals for AMX0035 or approvals for any future product candidates that successfully complete clinical trials, if any;
•
hire and retain additional personnel, such as preclinical, clinical, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, finance, general and administrative, commercial and scientific personnel;
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

Based on our current operational plans and assumptions, we expect that our current cash, cash equivalents and short-term investments as of September 30, 2022, combined with the net proceeds from our follow-on offering, and product revenue from RELYVRIO and ALBRIOZA sales, will be sufficient to fund operations for at least twelve months after the date of filing of this Quarterly Report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development activities and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.

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
•
the costs, timing and outcome of commercialization activities, including manufacturing, marketing, sales and distribution for ALBRIOZA in Canada, RELYVRIO in the U.S. and for AMX0035, if approved, in other territories or for any future product candidates for which we receive regulatory approval;
•
the costs, timing and outcome of regulatory review of AMX0035 and any future product candidates;
•
our ability to establish and maintain collaborations, marketing, distribution and license agreements on favorable terms, if at all;
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

Cash Flows

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Net cash used in operating activities	$(130,174)	$(46,555)	$(83,619)	180%
Net cash used in investing activities	(10,808)	(49,220)	38,412	(78)%
Net cash provided by financing activities	199,627	159,571	40,056	25%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(572)	4	(576)	(14,400)%
Net increase in cash, cash equivalents and restricted cash	$58,073	$63,800	$(5,727)	(9)%

Operating Activities

During the nine months ended September 30, 2022, operating activities used $130.2 million of cash, primarily resulting from our net loss of $155.7 million, offset by $15.6 million of non-cash stock-based compensation expense, $0.3 million of depreciation expense, $0.2 million net amortization of premiums and discounts on investments, and $9.8 million of net cash provided by changes in our operating assets and liabilities.

Net cash used in our operating assets and liabilities primarily consisted of a $2.9 million increase in prepaid expenses and other current assets primarily due to timing of recognition of prepaid insurance, an increase of $0.6 million in inventory capitalized during the quarter, offset by a $2.7 million increase in accounts payable, a $10.4 million increase in accrued expenses and deferred rent due to increased spending for external research and development to support our growth, and $1.2 million decrease in operating lease right-of use assets.

During the nine months ended September 30, 2021, operating activities used $46.6 million of cash, primarily resulting from our net loss of $59.6 million, $5.7 million of net cash provided by changes in our operating assets and liabilities, offset by $5.2 million of change in fair value of convertible notes and $2.0 million of non-cash stock compensation expense.

Net cash provided by changes in our operating assets and liabilities primarily consisted of $1.8 million increase in prepaid expenses and other current assets and a $0.7 million decrease in accounts payable, offset by $8.1 million increase in accrued expenses and deferred rent due to increased spending for external research and development to support our growth.

Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $10.8 million, resulting from $1.9 million of purchases of property and equipment and $154.3 million of purchases of short-term investments, offset by $145.4 million of investments that matured during the period.

During the nine months ended September 30, 2021, net cash used in investing activities was $49.2 million, driven by $49.1 million of purchases of short-term investments.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $199.6 million. This amount consisted of $216.0 million of gross proceeds from sale of common stock from our initial public offering, offset by $15.1 million of underwriters' discounts and $1.5 million of offering costs paid during the period. Offering costs remaining to be paid as of September 30, 2022 totaled $0.5 million, coupled with offering costs paid in prior periods, results in total net proceeds from the initial public offering of $196.4 million.

During the nine months ended September 30, 2021, net cash provided by financing was $159.6 million. This amount consisted of $134.8 million of net proceeds from the issuance of our Series C-1 redeemable convertible preferred stock, $14.3 million of net proceeds from the issuance of convertible notes to related parties, $11.9 million of net proceeds from the issuance of the convertible notes and $0.2 million of proceeds from exercises of stock options, offset by a $1.5 million payment of deferred offering costs.

Critical Accounting Policies, Recent Accounting Pronouncements and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” disclosed in our most recent Annual Report with the exception of significant accounting policies related to revenue and inventory, as well as significant accounting policies related to the adoption of FASB ASC Topic 842, Leases, effective January 1, 2022. Refer to Note 2 and Note 5 to the condensed consolidated financial statements contained in this Quarterly Report for a discussion new significant accounting policies over revenue and inventory, and FASB ASC Topic 842, Leases, respectively.

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012, or JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies, and our condensed consolidated financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of our initial public offering, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large, accelerated filer under the rules of the Securities and Exchange Commission.

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

Our management, with the participation of our Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon the evaluation, our Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2022, we began generating revenue from the sale of ALBRIOZA in Canada. We consider the accounting for our product revenue, net to be material to our results of operations in future periods, and believe that the additional internal controls and procedures relating to the accounting for product revenue, net, and related commercial inventory, have a material effect on our internal control over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Risks Related to Our Financial Position and Need for Capital

•
We have incurred significant losses since our inception. Until we are able to generate sufficient revenue from approved products, we anticipate that we will continue to incur significant losses.

•
We have only recently obtained regulatory approval for and launched RELYVRIO in the U.S. and launched ALBRIOZA in Canada and, prior to their launch, have never generated revenue from product sales. If the commercial launches of RELYVRIO in the U.S. and ALBRIOZA in Canada are unsuccessful, and AMX0035 is not approved in other jurisdictions or for other indications, we may never be profitable.

•
We have a limited operating history and our product, AMX0035, has only recently been approved by the FDA in the U.S. and only recently received marketing authorization with conditions in Canada, which may make it difficult to evaluate the prospects for our future viability.

Risks Related to Commercialization of AMX0035 or Future Product Candidates

•
We have limited experience as a commercial company and we may not be successful in commercializing AMX0035 or any future product candidates in the U.S., Canada or anywhere else, if and when approved, and we may be unable to generate meaningful product revenue.

•
AMX0035 may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.
•
If the FDA, Health Canada, the EMA or other comparable foreign regulatory authorities approve generic versions of AMX0035 or any future product candidate of ours that receives regulatory approval, or such authorities do not grant our products appropriate periods of non-patent exclusivity before approving generic versions of such products, the sales of such products could be adversely affected.
•
Healthcare insurance coverage and reimbursement, both from public drug plans and private health care insurers, may be limited or unavailable for RELYVRIO in the U.S. and ALBRIOZA in Canada, and for AMX0035 and any future product candidates, if approved anywhere else, which could make it difficult for us to sell any product candidates or therapies profitably.

Risks Related to the Discovery and Development of Our Current and Future Product Candidates

•
We currently depend on the success of AMX0035. If we are unable to maintain, or obtain additional, regulatory approvals for, and successfully commercialize, AMX0035, or experience significant delays in doing so, our business may be materially harmed.
•
The delay or denial of regulatory approval, inability to maintain regulatory approval, inability to complete post-marketing requirements, or the requirement to resubmit any marketing application with additional data or information for AMX0035 in any jurisdiction could mean that we need to delay or even cease operations, and a delay in obtaining or inability to maintain such approval would delay commercialization of AMX0035 and adversely impact our ability to generate revenue, our business and our results of operations.
•
AMX0035 is a fixed-dose combination drug product and certain regulatory authorities may require a demonstration that each component makes a contribution to the claimed effects in addition to demonstrating that the combination is safe and effective for the intended population.
•
We have concentrated our research and development efforts on the treatment of neurodegenerative and central nervous system, or CNS, disorders, a field that has seen very limited success in product development.
•
The regulatory approval processes of the FDA, Health Canada, the EMA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain or maintain regulatory approval for AMX0035 or any future product candidates, our business will be substantially harmed. Any finding that our global Phase 3 PHOENIX trial is insufficient to support current or additional marketing authorizations in ALS could lead the FDA or Health Canada to withdraw prior regulatory approvals for RELYVRIO or ALBRIOZA, respectively, or we could decide, after consultation with regulatory authorities, to voluntarily withdraw RELYVRIO or ALBRIOZA from the marketplace.
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

Risks Related to Our Dependence on Third Parties

•
We have entered and may in the future enter into collaborations with third parties for the development and commercialization of AMX0035 or any future product candidates, and our prospects with respect to those product candidates will depend in significant part on the success of those collaborations.

•
Our use of third parties to manufacture AMX0035 and approved products in compliance with current good manufacturing practices may increase the risk that we will not have sufficient current Good Manufacturing Practice (cGMP)-compliant quantities of AMX0035, products, or necessary quantities of such materials on time or at an acceptable cost.

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

Risks Related to Our Financial Position and Need for Capital

We have incurred significant losses since our inception. Until we are able to generate sufficient revenue from approved products, we anticipate that we will continue to incur significant losses.

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have invested substantial resources into our product development efforts and toward the commercialization of RELYVRIO, which has been recently approved by the FDA, and ALBRIOZA, which has received marketing authorization with conditions from Health Canada, but we have not yet generated any significant revenue from product sales to date in the U.S., Canada or elsewhere. We will continue to incur significant research and development and other expenses related to clinical development, commercialization, approvals in additional jurisdictions and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted the majority of our financial resources and efforts to research and development, including preclinical studies and our clinical trials, and preparation for commercialization. Our financial condition and operating results, including our expenses and net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $53.8 million and $155.7 million for the three and nine months ended September 30, 2022, respectively, and $23.1 million and $59.6 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $311.5 million. We may continue to incur significant losses and our financial results will be highly dependent upon the successful launch of RELYVRIO in the U.S. We will continue to incur expenses related to our research and development activities and pre-commercialization activities in Europe, among other things.

We anticipate that our expenses will increase substantially if and as we:

•
further build out our sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize AMX0035 for which we obtained regulatory approval from FDA and marketing authorization with conditions from Health Canada and any product candidate for which we may obtain approval;
•
continue to develop and conduct clinical trials for AMX0035 for the treatment of ALS, AD, Wolfram and potential other additional indications;
•
initiate and continue research, preclinical and clinical development efforts for any future product candidates;
•
seek to identify additional product candidates;
•
seek to maintain regulatory approvals in the U.S. and Canada and obtain regulatory approvals in the European Union, or the EU, and other geographies for AMX0035 for the treatment of ALS, AD and other indications that successfully complete clinical development;
•
experience any delays or encounter any issues with any of the above, including but not limited to completion of post-marketing requirements, the potential that the EMA or other regulators require additional data to support the approval of AMX0035 for ALS, failed studies, negative or mixed clinical trial results, safety issues or other regulatory challenges, the risk of which in each case may be exacerbated by the ongoing COVID-19 pandemic;
•
establish sales, marketing, distribution, manufacturing, supply chain and other commercial infrastructure to commercialize any products for which we may in the future obtain regulatory approval;
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

We are continuing to build out our infrastructure, including sales and marketing, distribution and manufacturing capabilities, for commercialization of AMX0035 in the U.S. and Canada. As of September 30, 2022, we had 237 full-time employees.

Our expenses could increase beyond our expectations if we are required by the FDA, Health Canada, the EMA, or other regulatory authorities to perform clinical trials or conduct other studies in addition to those that we currently expect, or if there are any delays in establishing appropriate manufacturing arrangements for or in completing our clinical trials or the development of AMX0035 or any future product candidates we may develop.

We have only recently obtained regulatory approval for RELYVRIO in the U.S. and launched ALBRIOZA in Canada and, prior to their launch, we have never generated revenue from product sales. If the commercial launches of RELYVRIO in the U.S. and ALBRIOZA in Canada are unsuccessful, and AMX0035 is not approved in other jurisdictions or for other indications, we may never be profitable.

Our ability to become and remain profitable depends on our ability to generate revenue from our approved products, RELYVRIO in the U.S. and ALBRIOZA in Canada. Other than RELYVRIO in the U.S. and ALBRIOZA in Canada, we have not yet launched any other approved products for commercial sale and have not yet generated any significant revenue from product sales. Successful commercialization will require achievement of many key milestones, which vary by jurisdiction and may include demonstrating safety and efficacy in clinical trials, obtaining and maintaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Even if we successfully launch and commercialize RELYVRIO in the U.S. and ALBRIOZA in Canada, we may be unable to achieve or maintain profitability, unless AMX0035 is approved in other jurisdictions or for additional indications. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.

We have a limited operating history and our only product, AMX0035, has only recently been approved by the FDA in the U.S. and only recently received marketing authorization with conditions in Canada, which may make it difficult to evaluate the prospects for our future viability.

We have only recently commenced our transition from a clinical-stage to a commercial-stage company. Our operations to date have been limited to organizing, staffing and financing our company, raising capital, conducting research and development activities, including preclinical studies and clinical trials and preparing for and commencing commercialization of AMX0035. We have not yet demonstrated an ability to generate significant revenues, or clearly conduct sales and marketing activities necessary for successful product commercialization. In June 2022, AMX0035 received marketing authorization with conditions from Health Canada for the treatment of ALS. One of the conditions of the marketing authorization in Canada is the provision of data from our ongoing PHOENIX trial and other additional planned or ongoing studies. We also have a pending MAA before the EMA, and we expect a decision in the first half of 2023. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early commercial stage, especially pharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history with these activities.

At a second meeting of the FDA’s Peripheral and Central Nervous System Drugs Advisory Committee, or the Advisory Committee, on September 7, 2022, relating to AMX0035 for the treatment of ALS, we stated that if our PHOENIX trial is not successful then we will do what is right for patients, which includes voluntarily removing the product from the market. We will work in consultation with regulatory authorities when the PHOENIX data are available. We could also be required by regulatory authorities to withdraw AMX0035 from the marketplace. The outcomes of the PHOENIX trial and any potential withdrawal could have a material adverse effect on our business.

We may not satisfy all of the conditions imposed by Health Canada for marketing authorization of ALBRIOZA for the treatment of ALS. If we fail to do so, we may be subject to additional conditions imposed by Health Canada or we may have to cease commercialization of ALBRIOZA, which may impact our prospectus for profitability. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We are transitioning from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We may require substantial additional funding to meet our financial needs and to pursue our business objectives. If we are unable to raise capital if and when needed, we could be forced to delay, reduce or eliminate our product discovery and development activities or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to commercialize AMX0035 in jurisdictions in which it has received regulatory approval and to continue the clinical development of AMX0035 and the preclinical and clinical development of any future product candidates. If we are unable to obtain and maintain marketing approvals for AMX0035 or any future product candidates that we develop, including any indication for which we are developing or may develop AMX0035, we will require significant additional amounts of cash in order to continue to develop AMX0035 and any future product candidates and fund our operations. In addition, other unanticipated costs may arise in the course of our development and commercialization efforts. Because the design and outcome of our ongoing and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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

We believe that the net proceeds from our recent public offering, together with our existing cash, cash equivalents, and short-term investments, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months after the date of this filing. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect our expenses to continue to increase in connection with our planned operations. Unless and until we can generate a substantial amount of revenue from AMX0035 or any future product candidates, we expect to finance our future cash needs through public or private equity offerings, royalty-based or debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

Risks Related to Commercialization of AMX0035 or Future Product Candidates

We have limited experience as a commercial company and we may not be successful in commercializing AMX0035 or any future product candidates in the U.S., Canada or anywhere else if and when approved, and we may be unable to generate meaningful product revenue.

We recently launched ALBRIOZA in Canada and launched RELYVRIO in the fourth quarter of 2022, which was approved by the FDA in September 2022, in the U.S., and if approved, we also intend to commercialize AMX0035 in the EU with specialized teams, given the relative rarity of ALS and certain of the other indications we are targeting. We are currently continuing to build the global marketing and sales team for the marketing, sales and distribution of AMX0035 and any future product candidates, if approved. In order to commercialize AMX0035 for the treatment of ALS, AD and other indications, or any of our future product candidates that may be approved, we must build, on a territory-by-territory basis, marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, we have recruited and trained a U.S. commercial organization which is expensive and time-consuming. Factors that may inhibit our efforts to commercialize AMX0035 or any future product candidates, if approved, on our own include:

•
the inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•
the inability to supply the market with our drug product, including manufacturing or distribution challenges we may face;
•
the inability of sales personnel to obtain access to physicians to prescribe AMX0035 or any future product that we may develop;

•
any views or opinions expressed by ALS or AD community organizations about the safety or efficacy of AMX0035;
•
the lack of complementary treatments to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
•
the availability of adequate coverage by and reimbursement from government and third-party payors; and
•
unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or profitability from these revenue streams is likely to be lower than if we were to market and sell any product candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market AMX0035 or any of our future product candidates or may be unable to do so on terms that are favorable to us. We likely will have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market AMX0035 or any future product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing AMX0035 or any future product candidates.

Our efforts to educate the ALS, AD and other neurodegenerative disease medical communities and payors on the benefits of AMX0035 or any future product candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of AMX0035 or any future product candidates, and the indications we are targeting. Even if AMX0035 or any future product candidates are approved in any jurisdiction, if we are unable to successfully market our products successfully, we will not be able to generate significant revenues from such products.

If we are unable to expand our marketing, manufacturing and distribution capabilities or enter into agreements with third parties to market and sell any of AMX0035 or future product candidates for which we obtain marketing approval, we will be unable to generate any product revenue.

To successfully commercialize any products that may result from our development activities, we need to continue to expand our marketing, manufacturing and distribution capabilities, either on our own or with others. The development of our own marketing and distribution effort is, and will continue to be, expensive and time-consuming and could delay any further product launch. Moreover, we cannot be certain that we will be able to develop this capability successfully. We may enter into collaborations regarding any approved product candidates with other entities to utilize their established marketing and distribution capabilities, however, we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize AMX0035 or any future product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of AMX0035 and any future product candidates, if approved. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

The market for AMX0035 for ALS, AD and other neurodegenerative diseases and for any future product candidates we may develop may be smaller than we expect.

We focus our research and product development on treatments of neurodegenerative diseases. We base our market opportunity estimates on a variety of factors, including our estimates of the number of people who have these diseases, the potential scope of our approved product labels, the subset of people with these diseases who have the potential to benefit from treatment with AMX0035 or any future product candidates, various pricing scenarios, and our understanding of reimbursement policies for rare diseases in particular countries. These estimates are based on many assumptions and may prove incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. Estimating market opportunities can be particularly challenging for rare indications, such as the ones we currently address, as epidemiological data is often more limited than for more prevalent indications and can require additional assumptions to assess potential patient populations. For example, as we begin to commercialize RELYVRIO in the U.S., ALBRIOZA in Canada and AMX0035, if approved, in other jurisdictions, and learn more about market dynamics and engage with regulators on additional potential marketing approvals, our view of our products’ initial potential market opportunity will become more refined. For example, we are now initially focused primarily on the annual incidence of ALS. This means the initial market opportunity for AMX0035 and any future product candidates may be smaller than the total addressable market opportunity that could be achieved over time. If we are unable to successfully commercialize AMX0035 or any future product candidates with attractive market opportunities, our future product revenues may be smaller than anticipated, and our business may suffer. Patient identification efforts also influence the ability to address a patient population. If efforts in patient identification are unsuccessful or less impactful than anticipated, for instance, because of a lack of diagnostic initiatives, inadequate disease awareness among healthcare professionals, or otherwise, we may not address the entirety of the opportunity we are seeking. As a result, patients may be difficult to identify and access, the addressable patient population in the U.S., Canada, the EU and elsewhere may turn out to be lower than expected, or patients may not be otherwise amenable to treatment with our products, all of which would adversely affect our business, financial condition, results of operations and prospects.

AMX0035 may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

Even if AMX0035 for the treatment of any indication, or any future product candidate of ours, is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians may be reluctant to add AMX0035 to their patients’ treatment regimen. Further, patients often acclimate to the treatment regime they are currently taking and do not want to add additional treatments unless their physicians recommend it. Further, they may be unable to add AMX0035 to their treatment regimen due to lack of coverage and adequate reimbursement. In addition, even if we are able to demonstrate our product candidates’ safety and efficacy to Health Canada, the FDA, the EMA and other regulators, safety or efficacy concerns in the medical community may hinder market acceptance. Our ability to proactively educate health care professionals and patients may be limited based on the marketing restrictions in a given jurisdiction, specifically as they relate to the particular labeling approved by the applicable health authority.

Efforts to educate the medical community and third-party payors on the benefits of our current and any future product candidates may require significant resources, including management time and financial resources, and may not be successful. If AMX0035 or any future product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of AMX0035 and any future product candidates, if approved for commercial sale, will depend on a number of factors, including
:

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

Off-label use for the treatment of ALS of PB, which is available as a generic drug, along with the potential sale in some jurisdictions of TURSO, which preparations are of unknown identity and may not be legally sold for the treatment of ALS, expose us to additional risks that could reduce or eliminate the commercial opportunity for AMX0035.

We are developing and advancing AMX0035 as a combination of TURSO and PB. PB has been approved by the FDA and other regulatory authorities for the treatment of patients with certain urea cycle disorders.

TURSO is being marketed in preparations of unknown identity and without approval for the treatment of ALS in some jurisdictions, including the U.S. We face the risk that healthcare professionals may prescribe PB for the treatment of ALS and recommend that patients obtain a commercial preparation of TURSO not approved, labeled, or marketed for the treatment of ALS on the belief that this combination could replicate the benefits of AMX0035. Patient-directed treatment with TURSO for ALS may also arise in certain jurisdictions if the Phase 3 clinical trial to assess the safety and efficacy of TURSO in patients with ALS conducted by Humanitas

Mirasole SpA in the EU reports positive results. While these practices are not recommended by the medical community and have not been approved by any regulatory authority, they may nonetheless impact our sales of RELYVRIO in the U.S., ALBRIOZA in Canada and AMX0035, if approved in other jurisdictions, and/or public perception of AMX0035 in the U.S. or abroad.

If the FDA, Health Canada, the EMA or other comparable foreign regulatory authorities approve generic versions of AMX0035 or any future product candidate of ours that receives regulatory approval, or such authorities do not grant our products appropriate periods of non-patent exclusivity before approving generic versions of such products, the sales of such products could be adversely affected.

In the U.S., once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications, or ANDAs, in the U.S. In support of an ANDA, a generic manufacturer generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, and adequate labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning, in part, that it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Moreover, many states allow or require substitution of therapeutically equivalent generic drugs at the pharmacy level even if the branded drug is prescribed. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug may be lost to the generic product.

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

While we believe, based on the applicable requirements and FDA’s designation of RELYVRIO as a “New Molecular Entity,” that RELYVRIO qualifies for NCE exclusivity, there can be no assurance until we receive official confirmation. In addition, in connection with our Health Canada marketing authorization with conditions, ALBRIOZA was added to the Register of Innovative Drugs, which provides an eight year period of market exclusivity. The regulatory authorities in the U.S. and Europe may reach different conclusions from Health Canada with respect to exclusivity for AMX0035.

If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to the invalidity or non-infringement of any patents listed for our products in the Orange Book. If an infringement suit is timely filed by the NDA or patent holder, the FDA cannot finally approve the ANDA for 30 months unless a court decision in favor of the generic manufacturer is issued earlier. Three-year exclusivity is given to a drug if it contains an active moiety that has previously been approved, and the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are determined by the FDA to be essential to the approval of the NDA. This form of data exclusivity is known as New Clinical Investigation, or NCI, exclusivity. If AMX0035 is approved or if future candidates are approved with only NCI exclusivity, generic manufacturers may file their ANDAs anytime following approval of AMX0035 and seek to launch their generic products following the expiration of the three year market exclusivity period, even if we still have patent protection for our product.

In addition, in the U.S. the FDCA provides a period of seven years of orphan drug exclusivity for drugs that treat small patient populations less than 200,000 patients or for which there are more than 200,000 patients but there is no reasonable expectation that the cost of developing and making the drug for such disease or condition will be recovered from sales in the U.S. of such drug. AMX0035 has been granted orphan drug designation for the treatment of ALS, and with the approval of AMX0035 (RELYVRIO) by the FDA in September 2022 for the treatment of ALS in adults, the product is entitled to orphan drug exclusivity and the FDA cannot approve a generic or a brand product that contains the same active moiety for the same orphan indication as AMX0035, for a period of seven years, subject to certain exceptions. This period runs concurrent with any NCE exclusivity period awarded.

Canada’s data protection regime provides an eight year period of market exclusivity for “innovative drugs”, which is independent from patent protection. An innovative drug is a drug that contains a medicinal ingredient not previously approved by Health Canada and that is not a variation of a previously approved medicinal ingredient such as a salt, ester, enantiomer, solvate or polymorph. If a drug qualifies as an “innovative drug” in Canada, generic/and manufacturers are not permitted to seek approval for their product on the basis of a direct or indirect comparison to an innovative drug for the first six years of the data protection period, and Health Canada cannot issue a Notice of Compliance (NOC or marketing approval) for eight years. One of the components of ALBRIOZA (ursodoxicoltaurine) is an innovative drug, and therefore ALBRIOZA was added to the Register of Innovative Drugs upon its approval. The data protection period for ALBRIOZA runs until June 10, 2030 which is eight years from the date its NOC was issued.

There is no regulatory provision in Canada that provides orphan drug exclusivity to approved products for rare diseases.

In the EU, innovative medicinal products (including both small molecules and biological medicinal products), sometimes referred to as new active substances, or NAS, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. This 10-year marketing exclusivity period may be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. However, even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials. We have applied for NAS status for AMX0035 in the EU. Irrespective of the NAS status, we expect that AMX0035 will be eligible for Regulatory Data Protection and/or Orphan Market Exclusivity if the orphan designation is maintained.

Competition that AMX0035 or any future products, if approved, may face from generic versions of such products could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those product candidates.

AMX0035 or any future product candidates for which we, or any future collaborators, obtain regulatory approval will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. AMX0035 and any future product candidates, if approved, could be subject to post-marketing restrictions, requirements or withdrawal from the market and we, or any future collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

AMX0035 received approval by the FDA for the treatment of ALS in adults (known as RELYVRIO) in September 2022 and marketing authorization with conditions by Health Canada for the treatment of ALS (known as ALBRIOZA) in June 2022. We have a pending MAA before the EMA for AMX0035 for the treatment of ALS and we may seek approval of AMX0035 in additional jurisdictions and in additional indications. AMX0035 or any future product candidates for which we, or any future collaborators, obtain regulatory approval, as well as the manufacturing processes, post-approval studies, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA, Health Canada, the EMA and other applicable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the U.S. We and our contract manufacturers will also be subject to user fees and periodic inspection by regulatory authorities to monitor compliance with these requirements and the terms of any product approval we may obtain. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indications or uses for which the product may be marketed or to the conditions of approval, including the requirement in the U.S. to implement a Risk Evaluation and Mitigation Strategy, or REMS.

The FDA, Health Canada, the EMA and other regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. For example, as part of our approval of RELYVRIO in the U.S., we have post-marketing requirements to conduct carcinogenicity studies in mice and rats, drug-drug interaction studies in human volunteers, and studies in subjects with kidney or liver impairment. Additionally, the FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use. However, companies generally may share truthful and not misleading information that is otherwise consistent with a product’s approved labeling. If we, or any future collaborators, do not market AMX0035 or any of our future product candidates for which we, or they, receive regulatory approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing if it is alleged that we are doing so. Violation of laws and regulations relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws, including the False Claims Act and any comparable foreign laws. In the EU, the direct-to-consumer advertising of prescription-only medicinal products is prohibited. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public, and may also impose limitations on our promotional activities with health care professionals.

Post-marketing requirements in Canada are similar to those in the U.S. Following the approval of our New Drug Submission, or NDS with conditions, Health Canada requires that we submit a Risk Management Plan, or RMP. Health Canada may, as part of the RMP, require that we conduct additional clinical trials. For example, one of the conditions of the marketing authorization in Canada of AMX0035 (ALBRIOZA) is the provision of data from our ongoing PHOENIX trial and other additional planned or ongoing studies. Standard pharmacovigilance activities are also required for any marketed drug product. Any labelling changes or changes in the product supply chain would require a submission to Health Canada for approval before the change may be implemented. Our advertising may be scrutinized by competitors or by health care providers, and complaints could be made to Health Canada or other agencies. Reimbursement in Canada is complex and requires submissions to both public and private payors to gain access to prescription drug formulary lists. In addition, if there are any patents associated with AMX0035, the product will be subject to price regulation by the Patented Medicine Prices Review Board, or the PMPRB.

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

If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for AMX0035 or any future approved products withdrawn by regulatory authorities, or we may voluntarily do so, and our ability to market AMX0035 or any future approved products, to develop AMX0035 in the U.S., Canada or additional jurisdictions or for additional indications, and to develop and seek approval for additional product candidates could become limited, which could adversely affect our ability to achieve or sustain profitability. As a result, the cost of compliance with post-approval regulatory requirements may have a negative effect on our operating results and financial condition.

Healthcare insurance coverage and reimbursement, both from public drug plans and private health care insurers, may be limited or unavailable for RELYVRIO in the U.S. and ALBRIOZA in Canada, and for AMX0035 and any future product candidates, if approved anywhere else, which could make it difficult for us to sell any product candidates or therapies profitably.

The success of AMX0035 and any future product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. Because AMX0035 and any future product candidates represent new approaches to the treatment of the diseases they target, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, AMX0035 and any future product candidates or for any product that we may develop. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to any current or future product candidates we may develop (e.g., for the administration of our product candidate to patients) is also important. Inadequate reimbursement for such services may lead to physician and payor resistance and adversely affect our ability to market or sell AMX0035 or any future product candidates we may develop. In addition, we may need to develop new reimbursement models, in order to realize adequate value. Payors may not be able or willing to adopt such new models and patients may be unable to afford that portion of the cost that such models may require them to bear. If we determine such new models are necessary, but we are unsuccessful in developing them, or if payors do not adopt such models, our business, financial condition, results of operations and prospects could be adversely affected. For additional information on coverage and reimbursement, see the section entitled “Business—Government Regulation—Coverage and Reimbursement” in our Annual Report.

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

In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement from third-party payors will be obtained. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products, which uncertainty may be heightened where the product is subject to post-marketing conditions or requirements to provide additional clinical data. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Future coverage and reimbursement may be subject to increased restrictions, such as prior authorization requirements, both in the U.S. and in international markets. Orphan drugs are typically placed on the highest cost-sharing tier and a substantial percentage are subject to prior authorization requirements. Reimbursement agencies in the EU may be more conservative than CMS.

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Canada, the EU and other countries has and will continue to put pressure on the pricing and usage of drug products such as AMX0035 and any future product candidates we may develop, if approved. We may also incur additional challenges when seeking reimbursement from public and private payers where AMX0035 or any future product candidate has been approved subject to post-marketing conditions. In many countries, particularly the countries of the EU, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. For example, in Canada, price negotiations with provincial authorities can take more than 18 months before there are agreed-upon pricing and reimbursement rates. Prior to these negotiations, a review by CADTH and INESSS are conducted to assess the value that a medicine will provide to the health system. For patented medicines, the PMPRB has jurisdiction over the price at which the medicine is sold, and PMPRB’s assessment of an acceptable price can impact negotiations with payors. Such negotiations may also result in additional studies and rationale required for combination products before reimbursement will be granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or might even prevent our commercial launch of the product, possibly for lengthy periods of time. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for product candidates. Accordingly, in markets outside the U.S., the reimbursement for AMX0035 and any future product candidates we may develop may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits.

Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates. Patients are unlikely to use AMX0035 or any future product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of AMX0035 or any future product candidates. Because AMX0035 and any future product candidates may have a higher cost of goods than conventional therapies and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. While we have received a positive response from some providers in Canada following Health Canada’s approval with conditions of AMX0035 for the treatment of ALS, there is significant uncertainty related to insurance coverage and reimbursement. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for AMX0035 and any future product candidates.

Moreover, increasing efforts by governmental and other third-party payors in Canada, the EU, the U.S. and other foreign jurisdictions to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for AMX0035 or any future product candidates. There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. We expect to experience pricing pressures in connection with the sale of AMX0035 or any future product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see the section entitled “Business – Government Regulation – Current and Future U.S. Healthcare Reform Legislation” in our Annual Report.

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs.

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

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

Governments outside the U.S. may impose strict price controls, which may adversely affect our revenues, if any.

In some countries, including Canada and certain Member States of the EU, the pricing of prescription drugs is, in part, subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. The EU provides options for the EU Member States to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for drug products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. In some countries, we may be required to conduct a clinical trial or other trials that compare the cost-effectiveness of AMX0035 or any future product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval, which is time-consuming and costly. We cannot be sure that such prices and reimbursement will be acceptable to us. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of AMX0035 or any future product candidates in those countries would be negatively affected.

Our relationships with healthcare providers, physicians, patients and third-party payors may be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies conduct research, sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, see the section entitled “Business – Government Regulation - Other U.S. Healthcare Laws” in our Annual Report.

In the U.S., to help patients afford our approved product, we may implement programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In September 2014, the HHS Office of Inspector General, or OIG, issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons and the same is true for our Amylyx Care Team. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, such as RELYVRIO in the U.S., and therefore could have a material adverse effect on our sales, business, and financial condition.

Third party patient assistance programs that receive financial support from companies have also become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their misuse to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of third party patient assistance programs under a variety of federal and state laws. We may, from time to time, make charitable grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the provision of charitable donations or operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, vendors or charitable foundations that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation, including of any business partners, vendors or charitable foundations, could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance.

The distribution of pharmaceutical products is also subject to additional requirements and regulations, including extensive recordkeeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government-funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the delay, reduction, termination or restructuring of our operations. Further, defending against any such actions can be costly and time-consuming, and may require significant financial and personnel resources. Therefore, even if we successfully defend against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found to not comply with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other information processing worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the EEA in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining the consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the U.S. The GDPR also permits data protection authorities to require the destruction of improperly gathered or used personal information and or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Similar actions are either in place or underway in the U.S. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General are all aggressive in reviewing consumers’ privacy and data security protections. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects, or the Common Rule. Many other states are considering similar legislation. A broad range of legislative measures also has been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding the privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

Risks Related to the Discovery and Development of Our Current and Future Product Candidates

We currently depend on the success of AMX0035. If we are unable to maintain, or obtain additional, regulatory approvals for, and successfully commercialize, AMX0035, or experience significant delays in doing so, our business may be materially harmed.

We currently only have one advanced product candidate, AMX0035, and our current business and future success depends entirely on our ability to develop, maintain, or obtain additional, regulatory approvals for, and then successfully commercialize, AMX0035, which we are developing for patients with ALS, AD and other neurological diseases. To date, we have obtained limited clinical trial data supporting AMX0035, having only completed a clinical trial of 137 patients with ALS and a clinical trial in 95 patients with AD. We are conducting a global Phase 3 clinical trial of AMX0035 in ALS and intend to conduct additional clinical trials for other indications in the future. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate.

We recently received approval from the FDA for RELYVRIO for the treatment of ALS in adults and marketing authorization with conditions from Health Canada for ALBRIOZA for the treatment of ALS and we have a MAA pending before the EMA for AMX0035. Accordingly, we are investing the majority of our efforts and financial resources in the further development and commercialization of our product candidate, AMX0035, for the treatment of ALS, AD and other diseases. Successful continued development and additional regulatory approvals of AMX0035 for our initial and potential additional indications is critical to the future success of our business. We will need to have sufficient funds for, and successfully enroll and complete, our clinical development of AMX0035 for the treatment of ALS, AD and other indications. The future regulatory and commercial success of AMX0035 or any future product candidates are subject to a number of risks, including the following:

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
•
receipt and maintenance of marketing approvals from applicable regulatory authorities, including with any expected NCE and new clinical investigation data exclusivity and orphan drug market exclusivity;
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
•
establishing sales, marketing and distribution capabilities and launching commercial sales of our products, including of RELYVRIO in the U.S., ALBRIOZA in Canada and AMX0035, if and when approved in other jurisdictions, whether alone or in collaboration with others;
•
successfully launching and conducting commercial sales of RELYVRIO in the U.S., ALBRIOZA in Canada and AMX0035 or any future product candidates, if and when approved in other jurisdictions;
•
acceptance of AMX0035, or any other products, if and when approved, by patients, the medical community and third-party payors;
•
obtaining and maintaining third-party coverage and adequate reimbursement;
•
maintaining a continued acceptable safety profile of the products following approval;
•
effectively competing with other therapies;
•
ensuring that we promote and distribute our products consistent with all applicable healthcare laws; and
•
enforcing and defending intellectual property rights and claims.

Many of these risks are beyond our control, including the risks related to clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, obtain or maintain additional regulatory approvals for, or successfully commercialize AMX0035 for the indications we are developing it for, or if we experience delays as a result of any of these risks or otherwise, our business could be materially harmed.

In addition, of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of marketing applications to regulatory authorities, and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval for AMX0035 for any indication, any such approval may be subject to limitations on the indications or uses or the patient populations for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development activities, we cannot assure you that we will successfully develop or commercialize AMX0035 for any indication in any jurisdiction. If we or any of our future collaborators are unable to develop, maintain, or obtain additional, regulatory approvals for, or, if approved, successfully commercialize AMX0035 for our initial or potential additional indications, we may not be able to generate sufficient revenue to continue our business. In addition, our failure to demonstrate positive results in our clinical trials in any indication for which we are developing AMX0035, or to satisfy other regulatory requirements could adversely affect our development efforts for AMX0035 in other indications.

The delay or denial of regulatory approval, inability to maintain regulatory approval, inability to complete post-marketing requirements, or the requirement to resubmit any marketing application with additional data or information for AMX0035 in any jurisdiction could mean that we need to delay or even cease operations, and a delay in obtaining or inability to maintain such approval would delay commercialization of AMX0035 and adversely impact our ability to generate revenue, our business and our results of operations.

If we are not successful in commercializing AMX0035, or are significantly delayed in doing so, our business will be materially harmed, and we may need to curtail or cease operations. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA, Health Canada, the EMA, and other regulatory agencies in the U.S. and other countries, and such regulations differ from country to country. We are not permitted to market AMX0035 until we receive approval or marketing authorization from the relevant regulatory authority. We recently received approval from the FDA for AMX0035 (RELYVRIO) for the treatment of ALS in adults and, as part of our approval of RELYVRIO in the U.S., we have post-marketing requirements to conduct carcinogenicity studies in mice and rats, drug-drug interaction studies, and studies in patients with kidney or liver impairment. We also received marketing authorization with conditions from Health Canada for AMX0035 (ALBRIOZA) for the treatment of ALS. One of the conditions of the approval in Canada is the provision of data from our ongoing PHOENIX trial and additional planned or ongoing studies. We are also actively pursuing regulatory approval of AMX0035 for the treatment of ALS in Europe. Our MAA remains under review by the CHMP of the EMA. We are now in possession of the Rapporteurs Day 150 Joint Assessment Report, which is provided to applicants as a reference as the CHMP collects comments to responses made to the Day 120 List of Questions, which we previously received. While we have resolved several major objections from the Day 120 List of Questions, some major objections still remain, and we will work to continue to address them as part of the MAA review process. The next step in the process is the Day 180 List of Outstanding Issues, which we will respond to accordingly. On November 9, 2022, the CHMP informed us that it intends to hold a Scientific Advisory Group of Neurology meeting as part of the regulatory review process. We expect a decision on our pending MAA in the first half of next year. It is possible that we may be unable to successfully address the outstanding major objections to achieve EMA approval in this review cycle.

The FDA, Health Canada, the EMA or any other foreign regulatory agency can delay, limit, deny or withdraw approval to market AMX0035 for many reasons, including:

•
our inability to demonstrate to the satisfaction of, the FDA, Health Canada, the EMA or any other applicable foreign regulatory agency that AMX0035 is safe and effective for the requested indication;
•
our inability to gain agreement from applicable foreign regulatory authorities that AMX0035 is appropriate for approval under applicable regulatory pathways;
•
the FDA’s, Health Canada’s, the EMA’s or any other applicable foreign regulatory agency’s disagreement with the interpretation of data from preclinical and clinical studies and trials, such as the FDA’s differing interpretations of certain data, including sensitivity and statistical analyses, from our CENTAUR trial and OLE as presented at the meetings of the FDA’s Advisory Committee on March 30, 2022 and September 7, 2022;
•
our inability to demonstrate that the clinical and other benefits of AMX0035 outweigh any safety or other perceived risks;
•
our ability to enroll an adequate number of patients in and successfully complete our ongoing global Phase 3 PHOENIX trial;
•
the FDA’s, Health Canada’s, the EMA’s or any other applicable foreign regulatory agency’s requirement for additional preclinical or clinical studies or trials, including studies to satisfy applicable rules governing fixed dose combination products or post-market requirements;
•
the FDA’s, Health Canada’s, the EMA’s or any other applicable foreign regulatory agency’s having differing requirements for the trial protocols used in our clinical trials;
•
the FDA’s, Health Canada’s, the EMA’s or any other applicable foreign regulatory agency’s non-approval of the formulation, labeling and/or the specifications of AMX0035;
•
the FDA’s, Health Canada’s, the EMA’s or any other applicable foreign regulatory agency’s failure to accept the manufacturing processes or third-party manufacturers with which we contract; or
•
the potential for approval policies or regulations the FDA, of Health Canada, the EMA or any other applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA, Health Canada, the EMA or other regulatory approval processes and are commercialized.

The FDA or the applicable foreign regulatory agency may also approve AMX0035 for a more limited indication and/or a narrower patient population than we originally request, and the FDA, Health Canada, the EMA or any other applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of AMX0035. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of AMX0035 and would materially adversely impact our business and prospects.

AMX0035 is a fixed-dose combination drug product and certain regulatory authorities may require a demonstration that each component makes a contribution to the claimed effects in addition to demonstrating that the combination is safe and effective for the intended population.

Under the FDA's combination rule, the FDA may not file or approve an NDA for a fixed-dose combination product unless each component of a proposed drug product is shown to make a contribution to the claimed effects and the dosage of each component (amount, frequency, duration) is safe and effective for the intended population. To satisfy these requirements, the FDA typically requires a clinical factorial study, designed to assess the effects attributable to each drug in the combination product. This is particularly true when the ingredients are directed at the same sign or symptom of the disease or condition.

The FDA has accepted a variety of approaches to satisfy the combination rule. In December 2015, the FDA proposed regulations that would allow the agency to waive the requirements of the combination rule for certain drug products under particular circumstances. The FDA has not, to date, finalized these regulations, but the FDA has stated that factorial studies may be unethical (e.g., omitting a drug known to improve survival) or impractical (there may be too many components to conduct a factorial study, meaning the trial cannot be conducted). The FDA has also stated that it may be possible to use other types of clinical and preclinical data and mechanistic information available to demonstrate the contributions of the individual active ingredients to the effect of the combination.

Similar requirements may be imposed on us by the EMA in the EU and comparable regulatory authorities in other jurisdictions where we intend to seek regulatory approval. In the EU, we have only submitted preclinical data to demonstrate the clinical effects of each component in AMX0035, PB and TURSO (also known as TUDCA), in our MAA. There can be no assurance that the EMA will conclude that our preclinical data are sufficient for these purposes or, even if they are, that the results from our preclinical studies demonstrate the clinical effects of each component in AMX0035 for the treatment of ALS. We may be required to produce clinical data supporting the contribution of each component when present at the levels included in the fixed-dose combination in order to obtain marketing authorization in the EU.

While the FDA has approved AMX0035 (known as RELYVRIO) as a fixed-dose combination product for the treatment of ALS in adults, we may be required by the FDA and comparable foreign regulatory authorities to satisfy the fixed-dose combination rule for AMX0035 or any other fixed-dose combination products we may develop for the treatment of any other indications we may pursue in advance of approval.

If the FDA, the EMA or other comparable foreign regulatory authorities require us to conduct one or more clinical trials to support such a demonstration, such as a factorial study, the design, duration, and scope of such clinical trials will be decided upon after further discussions with those agencies and other comparable foreign regulatory authorities. As a result, we are unable to predict with certainty the estimated timing or scope of any future clinical trials of AMX0035 we may be required to conduct to satisfy these requirements governing fixed dose combination products in various jurisdictions. Ongoing third-party data in neurology, specifically within ALS, on our products or other products may influence regulatory decision making, including for fixed-dose combinations.

We have concentrated our research and development efforts on the treatment of neurodegenerative and CNS disorders, a field that has seen very limited success in product development.

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

The regulatory approval processes of the FDA, Health Canada, the EMA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain or maintain regulatory approval for AMX0035 or any future product candidates, our business will be substantially harmed. Any finding that our global Phase 3 PHOENIX trial is insufficient to support current or additional marketing authorizations in ALS could lead the FDA or Health Canada to withdraw prior regulatory approvals for RELYVRIO or ALBRIOZA, respectively, or we could decide, after consultation with regulatory authorities, to voluntarily withdraw RELYVRIO or ALBRIOZA from the marketplace.

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the U.S., Canada, or the EU without obtaining regulatory approval from the FDA, Health Canada, or the EMA, respectively. Regulatory authorities in other jurisdictions may have similar requirements. The time required to obtain approval by the FDA, Health Canada, the EMA and other comparable foreign regulatory authorities is unpredictable, and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. The FDA in any approval needs to determine that there is substantial evidence of effectiveness. This finding can be substantiated based on two adequate and well-controlled studies, or in certain circumstances on a single, large, multicenter, adequate and well-controlled study that is very persuasive or from a single adequate and well-controlled study together with confirmatory evidence. FDA regulations and guidance also allow for greater flexibility and tolerance for uncertainty in the context of rare and fatal diseases. In June 2022, we obtained marketing authorization with conditions for AMX0035 (ALBRIOZA) in Canada and in September 2022, we received approval from the FDA for AMX0035 (RELYVRIO) in the U.S. While we have received approval from the FDA and marketing authorization with conditions from Health

Canada, and have submitted an MAA to the EMA, to date, we have not submitted any other similar drug approval submissions to comparable foreign regulatory authorities for AMX0035 or any other product candidate. We have not obtained approval of our MAA from the EMA, and there can be no assurance that we will receive such approval. We are now in possession of the Rapporteurs Day 150 Joint CHMP Response Assessment Report, which is provided to applicants as a reference as the CHMP collects comments to responses made to the Day 120 List of Questions, which we previously received. While we have resolved several major objections from the Day 120 List of Questions, some major objections still remain, and we will work to continue to address them as part of the MAA review process. The next step in the process is the Day 180 List of Outstanding Issues, which we will respond to accordingly. On November 9, 2022, the CHMP informed us that it intends to hold a Scientific Advisory Group of Neurology meeting as part of the regulatory review process. We expect a decision on our pending MAA in the first half of next year. It is possible that we may be unable to successfully address the outstanding major objections to achieve EMA approval in this review cycle.

One of the conditions of the marketing authorization in Canada is the provision of data from our ongoing PHOENIX trial. There is no guarantee that Health Canada will accept the data from our PHOENIX trial as satisfying the conditions and grant a marketing authorization without conditions for ALBRIOZA for the treatment of ALS. Health Canada could require us to make further undertakings with respect to confirmatory clinical trials if it is not satisfied with the data from the PHOENIX trial, in order for AMX0035 to continue to be marketed in Canada.

Our approval of RELYVRIO by the FDA was granted following a positive recommendation for approval at the second virtual meeting of the Advisory Committee held on September 7, 2022. The Advisory Committee initially met on March 30, 2022 and voted 4 (yes) and 6 (no) on the question of whether the data from our randomized, controlled Phase 2 CENTAUR trial and OLE established a conclusion that AMX0035 is effective in the treatment of patients with ALS. At the second meeting of the Advisory Committee, the Advisory Committee voted 7 (yes) to 2 (no) in response to the question of whether available evidence of effectiveness is sufficient to support approval of AMX0035 for the treatment of ALS, taking into account the unmet need in ALS, the status of the ongoing PHOENIX trial and the seriousness of ALS. Although the FDA subsequently approved RELYVRIO for the treatment of ALS in adults, at this meeting and the previous Advisory Committee meeting, the FDA presented concerns regarding choices of statistical models for the prespecified primarily analysis and the interpretability of the survival results included in our marketing application. Other regulatory authorities may present similar concerns regarding our data when reviewed to support marketing applications for AMX0035 for the treatment of ALS. For example, the Rapporteurs Day 150 Joint CHMP Response Assessment Report contains major objections relating to the sufficiency of the clinical data in CENTAUR to support approval. If we experience delays in obtaining and maintaining regulatory approval or if we fail to obtain or maintain such approvals, the commercial prospects for AMX0035 may be harmed and our ability to generate revenues or obtain additional approvals and the value of our common stock will be materially impaired.

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

AMX0035 could fail to obtain additional regulatory approvals, and any of our future product candidates could fail to obtain regulatory approvals, for many reasons, including the following:

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
•
the data collected from clinical trials of AMX0035 or any future product candidates may not be sufficient to support the submission of an NDA or other submission to the FDA or other comparable foreign regulatory authority to obtain regulatory approval in the U.S., Canada, the EU or elsewhere;
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

The FDA reviews an NDA to determine whether the product is safe and effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. This finding can be substantiated based on two adequate and well-controlled studies, or in certain circumstances on a single, large, multicenter, adequate and well-controlled study that is very persuasive or from a single adequate and well-controlled study together with confirmatory evidence. The FDA may not agree that this standard is met. Accordingly, there can be no assurance that for AMX0035 or future product candidates the FDA and other regulatory agencies, including Health Canada and the EMA, will not require additional clinical trials beyond what we may plan to conduct. This may be the case particularly as these regulatory authorities may consult with one another or as we may be required to apprise the respective agencies of studies we are conducting of AMX0035 for ALS in conjunction with our requests for marketing approval or in response to post-marketing requirements from the respective agency. In September 2022, we received approval for AMX0035 from the FDA for the treatment of ALS in adults, and as a part of our approval, we have post-marketing requirements to conduct carcinogenicity studies in mice and rats, drug-drug interaction studies, and studies in patients with kidney or liver impairment. In July 2022, we received marketing authorization for AMX0035 from Health Canada, with conditions, for the treatment of ALS. One of the conditions of the approval is the provision of data from our ongoing PHOENIX trial. There is no guarantee that Health Canada will accept the data from our PHOENIX trial and grant authorization without conditions for AMX0035 for the treatment of ALS. Additionally, the EMA may also find that our CENTAUR trial, together with any data from our global Phase 3 PHOENIX trial that may be provided during or after the review period for these applications, is not sufficient to support our request for marketing authorization in the EU. It is typically the case not just in the U.S., but also in Canada and Europe, that marketing approvals are based on two Phase 3 clinical studies. Moreover, any finding by another regulatory authority that our global Phase 3 PHOENIX trial is insufficient to support additional marketing authorizations in ALS could lead the FDA or Health Canada to withdraw prior regulatory approvals for RELYVRIO and ALBRIOZA, respectively. At the second meeting of the Advisory Committee on September 7, 2022, we stated that if our PHOENIX trial is not successful then we will do what is right for patients, which includes voluntarily removing the product from the market. Any such findings by a regulatory authority or decision to voluntarily withdraw AMX0035 from the marketplace would materially harm our ability to generate revenue and become profitable.

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

Since March 2020, when foreign and domestic inspections were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. For example, with respect to new sites or facilities in the European Economic Area, or EEA, which have never had a cGMP inspection or authorization, the EMA has stated that a distant assessment may be conducted in order to evaluate if the site could be authorized without an on-site pre-approval inspection. If an approval is granted, it should be indicated that the certificate has been granted on the basis of a distant assessment and an on-site inspection should be conducted when circumstances permit. If a cGMP certificate cannot be granted as a result of the distant assessment, a clock-stop in the regulatory approval process will be imposed until an on-site inspection is possible. In addition, even if we were to obtain approval, regulatory authorities may approve AMX0035 or any future product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing preclinical studies and clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for AMX0035 or any future product candidates.

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

To obtain regulatory approval to commercialize AMX0035 and any future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that such product candidates are safe and effective in humans. Preclinical and clinical testing are expensive and can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful, which could impact our ability to obtain additional regulatory approvals for AMX0035, to satisfy any applicable post-market conditions or requirements or to continue marketing AMX0035 in the U.S. and Canada. We could also be required by regulatory authorities to withdraw AMX0035 from the marketplace. This could impact our development plans for AMX0035 for other indications and future product candidates and could impact our results of operations.

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

Negative or inconclusive impressions of the results from our earlier clinical trials of AMX0035 for the treatment of ALS or AD, or any other clinical trial or preclinical studies in animals that we have conducted, could mandate repeated or additional preclinical studies or clinical trials and could delay marketing approvals or result in changes to or delays in preclinical studies or clinical trials of AMX0035 in other indications. We do not know whether any clinical trials that we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market AMX0035 for our initial or potential additional indications, or any future product candidate. If later stage clinical trials, including our ongoing global Phase 3 PHOENIX trial in ALS, do not produce favorable results with very strong statistical significance, our ability to obtain or maintain any prior-issued regulatory approval for AMX0035 for ALS (including our FDA approval and our marketing authorization with conditions from Health Canada) or potential additional indications, or any future product candidate, may be adversely impacted.

Our failure to successfully initiate and complete clinical trials of AMX0035 for ALS, AD or potential additional indications and to demonstrate the efficacy and safety of AMX0035, including each component thereof, necessary to obtain and maintain regulatory approval to market AMX0035, including if our global Phase 3 PHOENIX trial is not successful, would significantly harm our business and ability to continue developing and marketing AMX0035 for any indications. Our product candidate development costs will also increase if we experience delays in testing or obtaining and maintaining regulatory approvals and we may be required to obtain additional funds to complete clinical trials. We cannot assure you that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure our trials after they have begun. Significant clinical trial delays or the need for additional data from our clinical trials also could shorten any periods during which we may have the exclusive right to commercialize AMX0035 or any future product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize such product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of AMX0035 or any future product candidate.

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us or any future collaboration partners from obtaining or maintaining approvals for the commercialization of AMX0035 for our initial or potential additional indications as well as for any future product candidate we develop.

Any product candidate we may develop and the activities associated with its development and commercialization, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by Health Canada, the FDA, the EMA and other regulatory authorities in the U.S. and in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing that product candidate in a given jurisdiction. Although we have invested substantial time and resources to date in pursuit of regulatory approval and toward potential commercialization, we have only received regulatory approval for AMX0035 (RELYVRIO) in the U.S. and marketing authorization with conditions for AMX0035 (ALBRIOZA) in Canada and have not received any other regulatory approvals to market any product candidates from regulatory authorities in any jurisdiction and it is possible that none of the product candidates we may seek to develop in the future will ever obtain regulatory approval. We have no experience in filing and supporting the applications necessary to gain marketing approvals and rely on third-party CROs or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity, efficacy and potency. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, in the U.S., Canada, EU and other foreign jurisdictions, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA, Health Canada, the EMA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide during the review process that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, during the review of our NDA for AMX0035 for the treatment of ALS, the FDA requested clarifying information regarding our preclinical and clinical data and during the Advisory Committee meetings noted certain concerns with interpretation of our clinical data. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of, or limit the approved labeling for, a product candidate. For example, while we have conducted preclinical studies in various models of neurodegenerative diseases, it is the view of the FDA that the mechanism by which RELYVRIO exerts its therapeutic effects in patients with ALS is unknown. In addition, in the approved labeling for RELYVRIO, the FDA noted that the post hoc, long-term exploratory survival analysis should be interpreted with caution given the limitations of data collected outside of a controlled study. Additionally, the FDA has discretion to refer an application for a novel drug or a drug that presents difficult questions of safety or efficacy to an advisory committee. For example, our approval of RELYVRIO by the FDA was granted following the second virtual meeting of the Advisory Committee held on September 7, 2022. The Advisory Committee initially met on March 30, 2022 and voted 4 (yes) and 6 (no) on the question of whether the data from our randomized, controlled Phase 2 CENTAUR trial and OLE established a conclusion that AMX0035 is effective in the treatment of patients with ALS. At the second meeting of the Advisory Committee, the Advisory Committee voted 7 (yes) to 2 (no) in response to the question of whether available evidence of effectiveness is sufficient to support approval of AMX0035 for the treatment of ALS, taking into account the unmet need in ALS, the status of the ongoing PHOENIX trial and the seriousness of ALS. At this meeting and the previous Advisory Committee meeting, the FDA presented concerns regarding choices of statistical models for the prespecified primarily analysis and the interpretability of the survival results. Additionally, in July 2022 we received marketing authorization with conditions of AMX0035 (ALBRIOZA) from Health Canada for the treatment of ALS. One of the conditions of the marketing authorization in Canada is the provision of data from our ongoing PHOENIX trial. There is no guarantee that Health Canada will accept the data from our PHOENIX trial as satisfying the conditions and grant a marketing authorization without conditions for ALBRIOZA for the treatment of ALS or that the PHOENIX trial will be successful. Health Canada could require us to make further undertakings with respect to confirmatory clinical trials if it is not satisfied with the data from the PHOENIX trial, in order for AMX0035 to continue to be marketed in Canada. As such, we may be unable to obtain or to maintain the marketing approvals we are pursuing and any marketing approvals we ultimately obtain, including any conditional approvals, may be denied, limited, withdrawn, or subject to restrictions or post-approval commitments that could render the approved product not commercially viable.

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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial data in clinical trials may not be indicative of results obtained when such trials are completed. There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of AMX0035 or any future product candidates. In addition, the clinical results seen in the CENTAUR trial may not be repeated in our global Phase 3 PHOENIX clinical trial, which may materially impact our ability to obtain authorization without conditions for ALBRIOZA in Canada, to maintain our approval for RELYVRIO in the U.S., and to continue development of AMX0035 for additional indications or of future product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

Additionally, we have in the past utilized and may in the future utilize an “open-label” clinical trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with AMX0035 or any future product candidates when studied in a controlled environment with a placebo or active control.

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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development activities, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause AMX0035 or any future product candidates to perform differently and affect the results of ongoing clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. For example, in seeking approval of AMX0035 in Europe, we submitted data supporting a different formulation of AMX0035 from the formulation evaluated in the CENTAUR trial. Changes to commercial formulations from those studied clinically could lead regulatory authorities to delay the approval of our marketing applications until we can demonstrate through additional clinical data that there is comparability in the bioavailability of the two different formulations or may require us to revert to the prior formulation evaluated clinically. Should we have to conduct comparability testing to bridge earlier clinical data obtained from product candidates produced under earlier manufacturing methods or formulations with the planned commercial formulation, regulatory authorities may disagree on the interpretation of results from this testing. This could delay completion of clinical trials, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of AMX0035 or any future product candidates and jeopardize our ability to commence sales and generate revenue.

AMX0035 or any future product candidate may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.

Undesirable side effects caused by AMX0035, or any future product candidate, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval by the FDA, Health Canada, the EMA or comparable foreign regulatory authorities. Results of our preclinical studies or clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In clinical trials of AMX0035 to date, AMX0035 has been generally well-tolerated, with most common treatment-emergent adverse events including diarrhea, abdominal pain, nausea, upper respiratory infection, constipation, headache, fatigue, proteinuria, and decreased appetite. In animal studies, administration of AMX0035 to rats throughout pregnancy and lactation resulted in increased offspring mortality at all doses tested, which were less than or similar to the clinical doses tested in our clinical trials. However, there can be no guarantee that we would observe a similar tolerability profile of AMX0035 in our ongoing global Phase 3 PHOENIX clinical trial or in other future clinical trials. Many compounds that initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

Finally, AMX0035 is a combination of TURSO and PB. PB has been approved by the FDA and other regulatory authorities for the treatment of patients with certain urea cycle disorders and TURSO has been approved in Italy for diseases of cirrhotic liver disorders such as primary biliary cirrhosis. It is possible that one or more of the active moieties in AMX0035 has also been approved by FDA or other regulatory authorities. Even if AMX0035 receives marketing approval and is commercialized in a jurisdiction, we would continue to be subject to the risks that the applicable regulatory authorities could revoke approval of PB or TURSO or any active moiety in AMX0035, if applicable, or that efficacy, manufacturing or supply issues could arise with PB or TURSO or any active moiety in AMX0035, if applicable. This could result in our own products being removed from the market or being less commercially successful.

Increasing demand for expanded access to AMX0035 could negatively affect our reputation and harm our business.

We are developing AMX0035 for the treatment of ALS, AD and other potential future indications for which there are currently limited or no available therapeutic options. It is possible for individuals or groups to target companies with disruptive social media campaigns related to a request for access to unapproved drugs for patients with significant unmet medical need. If we experience a similar social media campaign regarding our decision to provide or not provide access to AMX0035 or any of our future product candidates under an expanded access policy, our reputation may be negatively affected and our business may be harmed. On March 18, 2022, we launched an FDA-authorized expanded access program in the U.S. for AMX0035 for certain adults with ALS and this program will be wound down alongside the commercial launch of RELYVRIO in the U.S. We may launch additional expanded access programs of AMX0035 in the EU.

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

In addition, some patients who receive access to drugs prior to their commercial approval through compassionate use, expanded access programs or right to try access have life-threatening illnesses and have exhausted all other available therapies. The risk for SAEs in this patient population is high, which could have a negative impact on the safety profile of AMX0035 or future product candidates, which could cause significant delays or an inability to successfully commercialize AMX0035 or future product candidates, which could materially harm our business. We may in the future need to restructure or pause any future compassionate use and/or expanded access program we initiate in order to perform the controlled clinical trials required for regulatory approval and successful commercialization of AMX0035 or future product candidates, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our clinical development activities and the diseases AMX0035 is being developed to treat, and we intend to continue to utilize appropriate social media in connection with our commercialization efforts for RELYVRIO in the U.S. and ALBRIOZA in Canada, and in any other jurisdictions where we obtain regulatory approvals. Social media practices in the biotechnology and pharmaceutical industries continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities and heightened scrutiny by the FDA, the SEC and other regulators. For example, patients may use social media channels to comment on their experience on treatment with AMX0035 or their experience in an ongoing blinded clinical trial or to report an alleged adverse event. If such disclosures occur, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive or confidential information or negative or inaccurate posts or comments about us on any social networking website. In addition, we may encounter attacks on social media regarding our company, management, AMX0035 or future product candidates. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

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

We plan to conduct several clinical trials for AMX0035 in parallel over the next several years, including multiple clinical trials in patients with ALS and other indications, which may make our decision as to which indication to focus on more difficult. As a result, we may forgo or delay pursuit of opportunities with other indications that could have had greater commercial potential or likelihood of success. In addition, we are continuing to evaluate plans to explore the use of AMX0035 in patients with AD, Wolfram syndrome and other indications. However, we may focus on or pursue one or more of our target indications over other potential indications and such development efforts may not be successful, which would cause us to delay the clinical development and approval of AMX0035.

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

Several large pharmaceutical companies market FDA-approved drugs for the treatment of ALS. These drugs include: Riluzole, marketed by Sanofi-Aventis U.S. LLC, and Radicava, marketed by Mitsubishi Tanabe Pharma America, Inc. Additionally, Mitsubishi Tanabe Pharma America, Inc., or MTPA, is developing an oral alternative to Radicava. In the first quarter of 2022, the FDA accepted MTPA’s application for priority review of its oral alternative to Radicava and in May 2022, the FDA approved its oral alternative to Radicava. Our potential competitors include pharmaceutical and biotechnology companies, such as Biogen, Inc., Orphazyme A/S, Biohaven Pharmaceutical Holding Co Ltd., UCB S.A., Alexion Pharmaceuticals, Inc. and Apellis Pharmaceuticals, Inc., specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. In the third quarter of 2022, the FDA accepted Biogen, Inc.’s NDA for toferson, an investigational drug for superoxide dismutase 1 (SOD1) ALS.

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

In addition, our competitors may obtain patent protection, regulatory exclusivities or regulatory approval and commercialize products more rapidly than we do, which may impact future approvals or sales of any of our product candidates that receive regulatory approval. We expect to face competition with respect to our commercialization of RELYVRIO in the U.S. and ALBRIOZA in Canada and any future product candidates, if approved. Following approval by Health Canada, the FDA or the EMA for the commercial sale of AMX0035 or any future product candidates, we will also be competing with respect to marketing capabilities and manufacturing efficiency. We expect competition among products will be based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capabilities, product price, reimbursement coverage by government and private third-party payors, regulatory exclusivities and patent position. Our profitability and financial position will suffer if our product candidates receive regulatory approval, but cannot compete effectively in the marketplace.

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

Obtaining and maintaining regulatory approval of AMX0035 and any future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even though the FDA has approved AMX0035 (RELYVRIO) and Health Canada has granted marketing authorization with conditions of AMX0035 (ALBRIOZA), comparable regulatory authorities in the EU and other foreign jurisdictions must also approve the manufacturing, marketing and promotion of AMX0035 in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., Canada or the EU, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., including Canada, and certain jurisdictions in the EU, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We have received approval for AMX0035 (RELYVRIO) in the U.S. and marketing authorization with conditions for AMX0035 (ALBRIOZA) in Canada and have submitted a marketing application in the EU. Regulatory authorities in jurisdictions outside of the U.S. have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions and such regulatory requirements can vary widely from country to country. Obtaining other regulatory approvals and compliance with other regulatory requirements could result in significant delays, difficulties and costs for us and could require additional preclinical studies or clinical trials, which could be costly and time-consuming and could delay or prevent the introduction of our products in certain countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have any product candidates approved for sale in any jurisdiction except the U.S. and Canada, and we do not have experience in obtaining regulatory approval in international markets outside of Canada. If we fail to comply with the regulatory requirements in international markets and/or obtain and maintain applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of AMX0035 or any future product candidates will be harmed.

Even though we have obtained orphan drug designation for AMX0035 for the treatment of ALS in the U.S. and the EU and for the treatment of Wolfram syndrome in the U.S., we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 people in the U.S., or a patient population of greater than 200,000 people in the U.S., but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the EMA Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biologic product. In either case, the applicant for orphan designation must also demonstrate that no satisfactory method of diagnosis, prevention, or treatment for the condition has been authorized (or, if such a method exists, the new product would be a significant benefit to those affected compared to the product available).

In September 2017, the FDA granted orphan drug status to AMX0035 for the treatment of patients with ALS in the U.S., and with the approval of AMX0035 (RELYVRIO) by the FDA in September 2022 for the treatment of ALS in adults, the product is entitled to orphan drug exclusivity and the FDA cannot approve a generic or a brand product that contains the same active moiety for the same orphan indication as AMX0035 for a period of seven years, subject to certain exceptions. In addition, in June 2020, the EMA granted orphan drug status to AMX0035 for the treatment of patients with ALS in the EU. We also received orphan drug status for AMX0035 for the treatment of patients with Wolfram syndrome in the U.S. in November 2020. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for that time period. Another drug may receive marketing approval prior to AMX0035. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. In the EU, during the ten-year period of orphan marketing exclusivity, neither the competent authorities of the EU Member States, the EMA, or the European Commission are permitted to accept applications or grant marketing authorization for other similar medicinal products. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA and the EMA can subsequently approve another drug for the same condition before the expiration of the seven-year (or ten-year in the EU) exclusivity period if the FDA or the EMA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to AMX0035 for the treatment of Wolfram syndrome, if we receive approval for AMX0035 for a modified or different indication, our current orphan designation may not provide us with exclusivity.

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn, and other product candidates may obtain approval before us and receive orphan drug exclusivity, which could block us from entering the market.

Even if we obtain orphan drug exclusivity for AMX0035, that exclusivity may not effectively protect us from competition because different drugs can be approved for the same condition before the expiration of the orphan drug exclusivity period. For example, even though AMX0035 is entitled to orphan drug exclusivity, that exclusivity may not prevent the approval of TURSO by the FDA, the EMA or other regulatory authorities as a monotherapy treatment for ALS if those regulatory agencies determine that TURSO is a different drug product from AMX0035. In addition, the regulatory authorities may find that this monotherapy treatment is clinically superior to our fixed dose product and approve it even if we are granted orphan drug exclusivity. U.S. lawmakers have also recently raised the possibility that regulatory or legislative changes might need to be made to the Orphan Drug Act to foster competition. This includes the introduction of legislation that, if adopted into law, would require us to demonstrate to the FDA that AMX0035 would be economically unviable when facing competition to maintain our exclusivity.

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

Periodically, we make estimates regarding the incidence and prevalence of target patient populations based on various third-party sources and internally generated analysis. Our estimates may be inaccurate or based on imprecise data. As described above, under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 people in the U.S., or a patient population of greater than 200,000 people in the U.S., but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. If our incidence or prevalence estimates for future indications for which we may seek orphan drug designation are incorrect, we may be unable to receive orphan drug designation.

Even if the FDA grants orphan drug designation for AMX0035 for other indications, exclusive marketing rights in the U.S. may be limited if we seek FDA marketing approval for an indication broader than the orphan designated indication. Additionally, any product candidate that initially receives orphan drug status designation, may lose such designation if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, others may obtain orphan drug status for products addressing the same diseases or conditions as products we are developing, thus limiting our ability to compete in the markets addressing such diseases or conditions for a significant period of time. As a result, our business and prospects could suffer.

We may pursue priority review designation for product candidates that we may develop, but we might not receive such designations, and priority review designations may not lead to a faster development or regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. For example, we received priority review for AMX0035 for the treatment of ALS, and we may in the future request priority review designation for any future product candidates, however, we cannot assume that any application for future indications of AMX0035 or any other product candidate we may develop will meet the criteria for that designation. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster development or regulatory review or approval process or necessarily confer any advantage with respect to approval compared to standard FDA review and approval. For example, the FDA originally set the PDUFA date for AMX0035 for the treatment of ALS, for June 29, 2022, and then extended the review timeline for our NDA to September 2022. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

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

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products. The use of AMX0035 by us and any collaborators in clinical trials, and the sale of AMX0035 in the U.S., Canada and in other jurisdictions, if approved, in the future, may expose us to liability claims. Product liability claims may be brought against us or our partners by participants enrolled in our clinical trials, patients, health care providers, pharmaceutical companies, our collaborators or others using, administering or selling any of our future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities or be required to limit commercialization of AMX0035 or any future product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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

Although we maintain product liability insurance coverage in the amount of up to $5.0 million in the aggregate, including clinical trial liability, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage as we commercialize AMX0035 in the U.S., Canada and other jurisdictions, if approved, or any future product candidate that receives regulatory approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of AMX0035 or any future product candidates, which could harm our business, financial condition, results of operations and prospects.

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

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA, Health Canada and EMA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, any future collaborators and their contract manufacturers could fail to conform to cGMPs and be subject to periodic unannounced inspections by the FDA, Health Canada and the EMA to monitor and ensure compliance with cGMPs. Despite our efforts to inspect and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, Health Canada, the EMA or other authorities to be not in compliance with cGMP regulations, which may result in shutdown of the third-party vendor or invalidation of drug product lots or processes. In some cases, a product recall may be warranted or required, which would materially affect our ability to supply and market our drug products.

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

Laws and regulations governing any international operations we expect to have in the future may preclude us from developing, manufacturing and selling certain products outside of the U.S. and will require us to develop and implement costly compliance programs.

We have operations in the U.S. and Canada and expect to engage in operations in other jurisdictions, including the EU, as well as other potential jurisdictions, and we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we currently or plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Various laws, regulations and executive orders, including export control and trade sanctions laws, also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the U.S., it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the U.S., which could limit our growth potential and increase our development costs.

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

Risks Related to Our Dependence on Third Parties

We may seek to establish collaborations and, if we are not able to establish and maintain them on commercially reasonable terms, we may have to alter our development and commercialization plans.

The advancement of AMX0035, and any future product candidates and development programs or activities, as well as the commercialization of RELYVRIO in the U.S. and ALBRIOZA in Canada and the potential commercialization of AMX0035 in other jurisdictions and of any future product candidates will require substantial additional cash to fund expenses. For some indications of AMX0035 or future product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies with respect to development and potential commercialization. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain regulatory approval for product candidates from foreign regulatory authorities, we may enter into collaborations with international biotechnology or pharmaceutical companies for the commercialization of such product candidates.

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

We have entered and may in the future enter into collaborations with third parties for the development and commercialization of AMX0035 or any future product candidates, and our prospects with respect to those product candidates will depend in significant part on the success of those collaborations.

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

We have relied upon and plan to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials and expect to rely on these third parties to conduct clinical trials of any future product candidate that we develop. Any of these third parties may terminate their engagements with us under certain circumstances. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects. Clinical trials involve multiple clinical sites, vendors and other third parties and we are dependent on these vendors to ensure appropriate study conduct, statistical analysis and randomization. Errors or deviations they make in any of these activities could impact the usefulness and interpretability of clinical trial results by regulatory authorities. For example, at the Advisory Committee meeting on March 30, 2022, the FDA noted a number of concerns that, in the FDA’s view, impacted the interpretability of the results from the CENTAUR trial. Clinical trials from time to time have deviations where a protocol or standard operating procedure is not perfectly carried out and where corrective actions are taken. While we may perceive these events as low risk, our perception of risk and appropriate corrective actions may differ from that of the regulators’ view. Deviations from protocols or standard operating procedures during studies could result in negative regulatory opinions and outcomes.

Further, although our reliance on these third parties for clinical development activities limits our control over these activities, we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. Moreover, the FDA, the EMA and competent authorities of the EU Member States require us to comply with Good Clinical Practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and IRBs. If we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or the EMA may require us to perform additional clinical trials before approving AMX0035, including for additional indications, or any future product candidates, which would delay the regulatory approval process. We cannot be certain that, upon inspection, the FDA or the EMA will determine that any of our clinical trials comply with GCPs. For example, our clinical trial sites and investigators have in the past and may in the future engage in protocol deviations which could impact the overall interpretability of the outcomes of our clinical trials. We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Our use of third parties to manufacture AMX0035 and approved products in compliance with current good manufacturing practices may increase the risk that we will not have sufficient cGMP-compliant quantities of AMX0035, products, or necessary quantities of such materials on time or at an acceptable cost.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of AMX0035, and we currently lack the resources and the capabilities to do so. As a result, we currently rely on third parties for the manufacture and supply of the active pharmaceutical ingredients, or APIs, in AMX0035, and for the blending and packaging of AMX0035 in accordance with applicable law, regulations and standards. Our current strategy is to outsource all manufacturing of AMX0035 and any future product candidates to third parties.

We currently engage third-party manufacturers to provide the APIs of AMX0035 and for the final drug product formulation of AMX0035 that is being used in our clinical trials and for expanded access and commercial supply, and we engage separate third-parties for the blending and packaging of finished clinical materials. We must be able to demonstrate comparability of drug substance across suppliers along with stability data across suppliers. We currently rely on a single manufacturer to supply one of our APIs and a separate manufacturer to supply the other. Although we believe that there are several potential alternative manufacturers who could manufacture each of the APIs in AMX0035, we may incur added costs and delays in identifying and qualifying any such replacement. In addition, we typically order raw materials and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. Moreover, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of AMX0035, and any future products and product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of AMX0035 or any future product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of AMX0035, and the costs of manufacturing could be prohibitive.

Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
the failure of the third-party manufacturer to comply with applicable regulatory requirements, including cGMPs, and reliance on third-parties for manufacturing process development, regulatory compliance and quality assurance;
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

If we do not maintain our key manufacturing relationships, or if any of our contract manufacturers fail to perform their obligations, we may fail to find replacement manufacturers or develop our own manufacturing capabilities, which could adversely impact our ability to commercialize AMX0035 in the U.S. and Canada, and delay or impair our ability to obtain regulatory approval for our products. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before new facilities could be qualified and registered with the FDA, Health Canada, the EMA and other foreign regulatory authorities.

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

In order to produce sufficient quantities to meet the demand for clinical trials, expanded access and, commercialization of AMX0035 in the U.S. and Canada, and any subsequent commercialization of AMX0035 in other jurisdictions, if approved, or any future product candidates that we may develop, our third-party manufacturers will be required to increase their production and optimize their manufacturing processes while maintaining the quality of the product. The transition to larger scale production could prove difficult. In addition, if our third party manufacturers are not able to optimize their manufacturing processes to increase the product yield for AMX0035 or any future product candidates, or if they are unable to produce increased amounts of such product candidates while maintaining the quality of the product and compliance with cGMPs, then we may not be able to meet the demands of clinical trials, expanded access or market demands, which could decrease our ability to generate profits and have a material adverse impact on our business and results of operation.

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

Our commercial success depends in large part on our ability to obtain and maintain intellectual property rights protection through patents, trademarks and trade secrets in the U.S. and other countries with respect to our proprietary product candidate, AMX0035, and any future proprietary product candidates. If we do not adequately protect our intellectual property rights, competitors may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we have filed patent applications and may file other patent applications in the U.S. or abroad related to AMX0035 or any future product candidates that are important to our business; we may also license or purchase patents or patent applications filed by others. The patent application process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

If the scope of the patent protection we obtain is not sufficiently broad, we may not be able to prevent others from developing and commercializing technology and products similar or identical to ours. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending owned patent applications that mature into issued patents will include claims with a scope sufficient to protect our proprietary therapeutics or otherwise provide any competitive advantage. Other parties have developed or may develop technologies that may be related or competitive with our approach, and may have filed or may file patent applications and may have been issued or may be issued patents with claims that overlap or conflict with our patent applications, either by claiming the same compounds, formulations or methods or by claiming subject matter that could dominate our patent position. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Furthermore, patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to AMX0035 or any future product candidates. In the event that an alternative combination, or TURSO as a single drug product, is developed and approved for use in indications for which we may seek approval and falls outside the scope of our patent claims, the marketability and commercial success of AMX0035 could be materially harmed.

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

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the U.S., the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patent or pending patent applications, or that we were the first to file for patent protection of such inventions. If third parties have filed prior patent applications on inventions claimed in our patents or applications that were filed on or before March 15, 2013, an interference proceeding in the U.S. can be initiated by such third parties to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If third parties have filed such prior applications after March 15, 2013, a derivation proceeding in the U.S. can be initiated by such third parties to determine whether our invention was derived from theirs.

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents may be challenged in the courts or patent offices in the U.S. and abroad. Also, while we believe that we have disclosed all potentially relevant prior art relating to our patents and patent applications, there is no assurance that we have found all such prior art or disclosed it in every relevant jurisdiction. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all.

Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or to other patent offices around the world. Alternately or additionally, we may become involved in post-grant review procedures, oppositions, derivation proceedings, ex parte reexaminations, inter partes review, supplemental examinations, or interference proceedings or challenges in district court, in the U.S. or in various foreign patent offices, including both national and regional, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. An adverse determination in any such challenges may result in loss of the patent or in patent or patent application claims being narrowed, invalidated or held unenforceable, in whole or in part, or in denial of the patent application or loss or reduction in the scope of one or more claims of the patent or patent application, any of which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

Pending and future patent applications may not result in patents being issued that protect our business, in whole or in part, or which effectively prevent others from commercializing competitive products. Competitors may also be able to design around our patents. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the U.S. For example, patent laws in various jurisdictions, including jurisdictions covering significant commercial markets, such as the European Patent Office, or EPO, China and Japan, restrict the patentability of methods of treatment of the human body more than U.S. law does. If these developments were to occur, they could have a material adverse effect on our ability to generate revenue.

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
•
there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the U.S. for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns;
•
countries other than the U.S. may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates; and
•
countries other than the U.S. may, under certain circumstances, force us to grant a license under our patents to a competitor, thus allowing the competitor to compete with us in that jurisdiction or forcing us to lower the price of our drug in that jurisdiction.

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

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved and have in recent years been the subject of much litigation. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property. Over the past decade, U.S. federal courts have increasingly invalidated pharmaceutical and biotechnology patents during litigation often based on changing interpretations of patent law. Further, the determination that a patent application or patent claim meets all of the requirements for patentability is a subjective determination based on the application of law and jurisprudence. The ultimate determination by the U.S. Patent and Trademark Office, or USPTO, or by a court or other trier of fact in the U.S., or corresponding foreign national patent offices or courts, on whether a claim meets all requirements of patentability cannot be assured. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our owned patents or patent applications.

We cannot provide assurances that any of our patent applications will be found to be patentable, including over our own prior art publications or patent literature, or will issue as patents. Neither can we make assurances as to the scope of any claims that may issue from our pending and future patent applications nor to the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of our patents and patent applications in the U.S. or foreign jurisdictions. Any such challenge, if successful, could limit patent protection for our products and current or future product candidates and/or materially harm our business.

In addition to challenges during litigation, third parties can challenge the validity of our patents in the U.S. using post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent filed March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. These adversarial actions at the USPTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts, and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we will be successful in defending the patent, which may result in a loss of the challenged patent right to us.

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
•
if our pending applications issue as patents, they may be challenged by third parties as invalid or unenforceable under U.S. or foreign laws;
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

In addition to patents, we also may rely on trade secrets to protect our proprietary product candidate, especially where we do not believe patent protection is appropriate or obtainable. Trade secrets are difficult to protect. We seek to protect our confidential proprietary information, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and collaborators. These agreements are designed to protect our proprietary information. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, our employees, consultants, contractors, outside scientific collaborators and other advisers may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time-consuming, and the outcome is unpredictable, and we may not be able to obtain adequate remedies for such breaches. We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Notably, proprietary technology protected by a trade secret does not preempt the patenting of independently developed equivalent technology, even if such equivalent technology is invented subsequent to the technology protected by a trade secret. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. The patent term of a U.S. patent may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.

Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984 permits a Patent Term Extension, or PTE, of up to five years beyond the normal expiration of the patent to compensate patent owners for loss of enforceable patent term due to the lengthy regulatory approval process. PTE is limited to the approved indication (or any additional indications approved during the period of extension). We anticipate applying for PTE in the U.S. Similar extensions may be available in other countries where we are prosecuting patents and we likewise anticipate applying for such extensions.

The granting of such patent term extensions is not guaranteed and is subject to numerous requirements. We might not be granted an extension because of, for example, failure to apply within applicable periods, failure to apply prior to the expiration of relevant patents or failure to otherwise satisfy any of the numerous applicable requirements. Moreover, the applicable authorities, including the FDA and the USPTO in the U.S., and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent expiration by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have a material adverse effect on our ability to generate revenue.

Changes in the interpretation of patent law in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

The U.S. Congress is responsible for passing laws establishing patentability standards. As with any laws, implementation is left to federal agencies and the federal courts based on their interpretations of the laws. Interpretation of patent standards can vary significantly within the U.S. Patent and Trademark Office, and across the various federal courts, including the Supreme Court. Recently, the Supreme Court has ruled on several patent cases, generally limiting the types of inventions that can be patented. Further, there are open questions regarding interpretation of patentability standards that the Supreme Court has yet to decisively address. Absent clear guidance from the Supreme Court, the USPTO has become increasingly conservative in its interpretation of patent laws and standards.

In addition to increasing uncertainty with regard to our ability to obtain patents in the future, the legal landscape in the U.S. has created uncertainty with respect to the value of patents. Depending on any actions by Congress, and future decisions by the lower federal courts and the Supreme Court, along with interpretations by the USPTO, the laws and regulations governing patents could change in unpredictable ways and could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may not be able to enforce our intellectual property rights throughout the world.

Filing, prosecuting, enforcing and defending patents on our product candidate in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue with claims that cover our products.

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the U.S. and the EU do not afford intellectual property protection to the same extent as the laws of the U.S. and the EU. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the U.S. and the EU or from selling or importing products made from our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop and market their own products and, further, may export otherwise infringing products to territories where we have patent protection if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates, including patent infringement lawsuits in the U.S. or abroad. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the composition, use or manufacture of AMX0035 or any future product candidates. While we perform periodic searches for relevant patents and patent applications with respect to our proprietary drug candidate, AMX0035, we cannot guarantee that any of our patent searches or analyses including, but not limited to, the identification of relevant patents, the scope of patent claims or the expiration of relevant patents are complete or thorough, nor can we be certain that we have identified each and every patent and pending application in the U.S. and abroad that is relevant to or necessary for the commercialization of AMX0035 or any future product candidates in any jurisdiction. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that AMX0035 or any future product candidates may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based on intellectual property rights that exist now or arise in the future. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use or manufacture. The scope of protection afforded by a patent is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidate, product or method either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the U.S., proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources, and we may not have sufficient resources to bring these actions to a successful conclusion.

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

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use for our products in the U.S. must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed product names, we may be required to expend significant additional resources in an effort to identify a usable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

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
•
delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•
refusal of the FDA, Health Canada, the EMA or the other regulatory bodies to accept data from clinical trials in affected geographies outside the U.S., Canada or the EU or other relevant local geographies.

Any negative impact the COVID-19 pandemic or any future pandemic or similar disruption has on patient enrollment or treatment, or the development of AMX0035 and any future product candidates, could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize AMX0035 and any future product candidates, if approved, increase our operating expenses, which could have a material adverse effect on our financial results. The COVID-19 pandemic has also in the past caused significant volatility in public equity markets and disruptions to the U.S. and global economies and any future pandemic or similar disruption could lead to further market dislocation. Any such increased volatility and economic dislocation may make it more difficult for us to raise capital on favorable terms, or at all. If we or any of the third parties with whom we engage were to experience renewed shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial conditions. To the extent the COVID-19 pandemic or any future pandemic or similar disruption adversely affects our business and financial results, it may also heighten many of the other risks described in this

‘‘Risk Factors’’ section, such as those relating to the timing and completion of our clinical trials and our ability to obtain future financing.

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

As of September 30, 2022, we had 237 full-time employees. Our focus on the development of AMX0035 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop AMX0035 or to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

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

In addition, the stock market in general, and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2022, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2027, although circumstances could cause us to lose that status earlier, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or if we have total annual gross revenue of $ 1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, in which case we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company”, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors may find our common stock less attractive because we may rely on these exemptions. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 7, 2022, we had outstanding 66,256,218 shares of common stock, which may be resold in the public market immediately without restriction, unless held by our affiliates or existing stockholders subject to a lock-up agreement. Moreover, holders of approximately 17.3 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, own a significant portion of our common stock. As a result, these stockholders acting together, would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

Delaware law and provisions in our amended and restated certificate of incorporation, or our certificate of incorporation, and amended and restated bylaws, or our bylaws, could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

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
•
provide that special meetings of our stockholders may be called only by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and
•
provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of actions or proceedings under state, statutory and common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants; provided these provisions of our certificate of incorporation and bylaws will not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction; and provided that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act.

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

Our bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the U.S. will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

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
•
any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or bylaws;
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

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation further provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts if we are able to obtain marketing approval of any of AMX0035 or any future product candidates, research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock, including shares of common stock sold in our public offerings.

Pursuant to our 2022 Plan, our management is authorized to grant stock options to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2022 Plan will automatically increase on January 1 of each year, beginning on January 1, 2023 and continuing through and including January 1, 2032, by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our ESPP, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2023 (through January 1, 2032), by the lesser of (i) 1.0% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 1,210,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

General Risk Factors

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant and ongoing legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies and smaller reporting companies are exempted from certain of these requirements, but we may be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

We, our collaborators, our CROs, third-party logistics providers, distributors and other contractors and consultants utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware, viruses, spamming or other means, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. These threats pose a risk to the security of our, our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws, and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the U.S. and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that maybe imposed; and could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed, ongoing or future clinical trials for AMX0035 or any of our future product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least five percent of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing federal and state NOLs and our existing research and development credits may be subject to limitations arising from previous ownership changes and, if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. We have not yet completed a Section 382 analysis. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above, we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of the Nasdaq Global Select Market, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement or prevent future non-compliance with the listing requirements of the Nasdaq Global Select Market.

If securities analysts publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock depends in part on the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who may cover us issues an adverse opinion about our company, our stock price would likely decline. If one or more of these analysts ceases research coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus that forms a part of our Registration Statement, which was filed with the SEC pursuant to Rule 424 on January 10, 2022. As of September 30, 2022, we consumed approximately $135.4 million of net proceeds from the initial public offering, primarily to advance AMX0035 through clinical trials, manufacture drug supply, prepare for potential commercialization and for working capital and general corporate purposes. We invested the remaining funds received in cash equivalents and other marketable securities in accordance with our investment policy.

In October 2022, we completed the sale in an underwritten public offering of 7,697,812 shares of common stock, including 1,004,062 shares of common stock sold pursuant to the underwriters' full exercise of their option to purchase additional shares, at a public offering price of $32.00 per share, for gross proceeds of $246.3 million and net proceeds of approximately $230.8 million.

We currently estimate that we will use the net proceeds from the offering, together with our existing cash, cash equivalents, and short-term investments, as follows:

•
approximately $100.0 million to fund production and commercialization activities – for AMX0035 for the treatment of ALS in the U.S. and Canada and the regulatory approval process and market preparation in Europe for AMX0035 for the treatment of ALS;
•
approximately $30.0 million to fund the completion of our ongoing Phase 3 PHOENIX clinical trial for the treatment of ALS, including the open label extension phase, and the completion of post-marketing requirements;
•
approximately $20.0 million to fund the development and expansion of our pipeline to address other neurodegenerative indications, and for formulations and derivatives of AMX0035; and
•
the remainder for working capital and other general corporate activities, which may include funding for the costs of operating as a public company.

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

AMYLYX PHARMCEUTICALS, INC.

Date: November 10, 2022	By:	/s/ Joshua B. Cohen
Co-Chief Executive Officer

	By:	/s/ James M. Frates
Chief Financial Officer