Form 10-K
period 2022-12-31
Amylyx Pharmaceuticals, Inc.
filed 2023-03-13
CIK 1658551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market as of June 30, 2022, was $788.1 million.

The number of shares of Registrant’s Common Stock outstanding as of March 8, 2023 was 66,716,388.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2023 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2022. Portions of such definitive proxy statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•
the initiation, timing, progress and results of our preclinical studies and clinical trials, including our Phase 3 clinical trial of AMX0035 for the treatment of amyotrophic lateral sclerosis, or ALS, known as the PHOENIX trial, and our research and development activities;
•
our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•
our ability to continue to advance AMX0035 and advance any future product candidates into, and successfully complete, clinical trials;
•
our ability to successfully recruit and enroll suitable patients in our clinical trials;
•
the timing or likelihood of the accomplishment of various scientific, clinical, regulatory filings and approvals and other product development objectives, including the timing of a decision by the European Medicines Agency, or EMA, regarding whether to approve AMX0035 for the treatment of adults with ALS;
•
the pricing and reimbursement of AMX0035 in the U.S., Canada and in any other jurisdictions in which AMX0035 is approved, if any, and of any other product candidates, if approved;
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
•
our financial performance;
•
the effects of rising inflation rates and the impact on operating costs, liquidity and access to credit on any of the foregoing or other aspects of our business operations;

•
the effects of global economic uncertainty and financial market volatility caused by economic effects of rising inflation and interest rates, the COVID-19 pandemic, geopolitical instability, changes in international trade relationships and conflicts, such as the ongoing conflict between Russia and Ukraine, on any of the foregoing or other aspects of our business or operations; and
•
other statements about future events, including those listed under the section titled “Risk Factors.”

Any forward-looking statements in this Annual Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I

Item 1. Business.

Introduction

Our mission is to one day end the suffering caused by neurodegenerative diseases. We are committed to supporting and creating more moments for the neurodegenerative disease community through the discovery and development of innovative new treatments. Our first product, RELYVRIO® (sodium phenylbutyrate and taurursodiol), previously known as AMX0035 in the U.S., is approved in the U.S. for the treatment of ALS in adults. AMX0035 is also approved with conditions by Health Canada and marketed as ALBRIOZA for the treatment of ALS in Canada.

Unlike most other cells in the body that regularly die and are replaced as part of healthy function, mature neurons are normally resistant to cell death and generally cannot regenerate. We believe AMX0035 is the first drug candidate to show both a functional and survival benefit in a large-scale clinical trial of patients with ALS. The results of our Phase 2 clinical trial of AMX0035, known as the CENTAUR trial, were published in the New England Journal of Medicine, in two publications in Muscle & Nerve, and in the Journal of Neurology, Neurosurgery, and Psychiatry.

AMX0035 is a dual UPR-Bax apoptosis inhibitor composed of PB and TURSO (also known as TUDCA). Through the resolution of the UPR and by inhibiting translocation of the Bax to the outer mitochondrial membrane, we have shown in multiple models that AMX0035 can keep neurons alive under a variety of different conditions and stresses, including in in vitro models of neurodegeneration, endoplasmic reticulum, or ER, stress, mitochondrial dysfunction, oxidative stress and disease-specific models of a variety of other conditions, as well as in vivo models of ALS, Alzheimer’s disease, or AD, and multiple sclerosis, or MS. We believe AMX0035 has the potential to be a foundational therapy, meaning that it could be used alone or in conjunction with other therapies to change the treatment paradigm across a broad range of neurodegenerative diseases. We are pursuing ALS as our first indication as it is a disease of rapid and profound neurodegeneration, and we are focused on the development and potential commercialization of AMX0035 for ALS globally.

We have received marketing authorization with conditions by Health Canada for ALBRIOZA for the treatment of ALS. We announced commercial availability of the product in July 2022. We have submitted to and received from the national reimbursement authorities, known as the Canadian Agency for Drugs and Technologies in Health, or CADTH, and l’Institut national d’excellence en santé et en services sociaux, or INESSS, recommendations regarding reimbursement for ALBRIOZA by the Canadian provincial governments, and are negotiating with both public and private payers to obtain reimbursement coverage.

We received approval by the FDA for RELYVRIO in September 2022, and commercial product was first available in October 2022. This decision represented Amylyx’ first regulatory approval of AMX0035 in the U.S. and its second worldwide.

We are also actively pursuing regulatory approval of AMX0035 for the treatment of ALS in Europe. Our MAA remains under review by the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA. We submitted a Marketing Authorization Application, or MAA, to the EMA in Europe in the first quarter of 2022, which was validated in the same quarter. We completed the Scientific Advisory Group meeting. Certain major objections remain, and the CHMP has adopted another round of questions as part of the regulatory process. We are now in possession of those questions. In order to respond in accordance with the updated timelines, we now expect an opinion from CHMP mid-year and a decision in the third quarter of 2023 at the earliest.

In November 2021, we initiated a Phase 3 clinical trial of AMX0035 for the treatment of ALS, known as PHOENIX trial, at clinical trial sites in the U.S. and Europe. On February 2, 2023, we announced completion of enrollment in PHOENIX, which enrolled 664 participants. We anticipate topline results from the PHOENIX trial in mid-2024. This trial is designed to provide further data evaluating the safety and efficacy of AMX0035 over 48 weeks for the treatment of ALS to further support our global regulatory efforts. European participants completing the 48-week trial have the option to enroll in an open label extension (OLE) phase. During this phase, all participants receive AMX0035, and continued safety and efficacy measures will be assessed.

We are also developing AMX0035 for other neurodegenerative diseases by leveraging our deep knowledge of and relationships in the neurodegenerative space. We believe the approach of a dual UPR-Bax apoptosis inhibitor designed to help keep neurons alive could be clinically meaningful for the treatment of other neurodegenerative disease indications in addition to ALS. Many common and rare neurodegenerative diseases are characterized by substantial neuronal cellular loss, including AD and Wolfram syndrome, as well as Parkinson’s Disease, Huntington’s Disease, Progressive Supranuclear Palsy, Multi-System Atrophy, and others. We conducted a Phase 2 clinical trial in AD, known as the PEGASUS trial, to obtain safety data along with initial efficacy and biomarker data which could help us prioritize additional indications to pursue with AMX0035. We believe the topline results from the PEGASUS trial, reported in November 2021, provide further biological knowledge about AMX0035 which will help inform future clinical development of AMX0035 for the treatment of AD and in other potential indications. Based on these topline results, AMX0035 met the PEGASUS trial’s primary endpoint of safety and tolerability. The 6-month trial was not powered to evaluate differences between groups in efficacy outcomes and no differences were seen in a newly developed composite outcome of cognitive, functional, and imaging measures, or secondary efficacy endpoints of cognition, function, and imaging. In this trial, AMX0035 showed significant effects on biomarkers including neurogranin, YKL-40 or Chitinase 3-like 1 (CHI3L1), and fatty acid binding protein 3 (FABP3). These results build on previously reported findings that AMX0035 exhibited significant effects on the tau protein, tau phosphorylated at threonine 181, and the amyloid beta 42 to 40 (amyloid-ß1-42, amyloid-ß1-40) ratio in cerebrospinal fluid. We will continue to evaluate these data and discuss the results of the PEGASUS trial with scientific advisors as we consider potential next steps for the development of AMX0035 for the treatment of AD within our clinical development strategy. In March 2023, we completed site activation for a Phase 2 clinical trial of AMX0035 for the treatment of Wolfram syndrome, and expect to enroll the first participant in the near term.

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

Our current pipeline, including the stage of development and approvals of AMX0035 in our target indications, is represented in the table below.

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

The results of our CENTAUR trial were published in September 2020 in the New England Journal of Medicine and in October 2020 in the Journal of Muscle and Nerve. Trial results showed that patients receiving AMX0035 experienced statistically significant benefit in retention of function, as measured by the Revised ALS Functional Rating Scale, or ALSFRS-R, as well as nominally significant improvement in overall survival, or OS, when analyzing the full randomized population through the OLE trial in a post hoc analysis (July 20, 2020 and March 1, 2021 data cutoffs). Results of long-term effect of AMX0035 on tracheostomy/ventilation-free survival and hospitalization were published in May 2022 in the Journal of Neurology Neurosurgery Psychiatry. AMX0035 was shown to be generally well-tolerated with the prevalence of adverse events comparable across placebo and treatment groups. We believe AMX0035 is the first drug candidate in ALS to demonstrate a statistically significant benefit in function as measured by a prespecified mean rate change in ALSFRS-R and a nominally significant benefit in a longer-term post hoc analysis of OS, which are both important outcomes for people with ALS.

Our Company and Team

Amylyx was founded with the ambitious goal of improving the quality and length of life for patients suffering from neurodegenerative diseases. From a dorm room at Brown University in 2013, our Co-CEOs and Co-Founders, Josh Cohen and Justin Klee set out to determine why neurons die, and have ever since been working to develop AMX0035, which we believe is the first drug candidate to show function and survival benefits in patients with ALS, and other novel therapies. To help realize our goal, we have assembled a team with deep scientific, clinical, business and leadership experience, bolstered by expertise in biotechnology. Our Chief Financial Officer, James Frates, brings over 20 years of experience as the Chief Financial Officer of Alkermes. Our Chief Commercial Officer, Margaret Olinger, brings three decades of expertise in commercial launches and operations, most recently at Alexion. Our Chief Technical Operations Officer, Tom Holmes, brings more than 25 years of leadership experience at Biogen in supply chain, pharmaceutical manufacturing and program management. Our Head of Regulatory Affairs, Tammy Sarnelli, brings more than 30 years of experience from Biogen and other companies in early and late-stage neurology and rare disease development. Our Global Head of Human Resources, Debra Canner, brings over 20 years of experience, having served as the Chief of Human Resources Officer at Akamai and as part of Genzyme. Our Chief Legal Officer and General Counsel, Gina M. Mazzariello, brings more than 20 years of corporate and commercial legal experience in the healthcare industry, including holding leadership positions at Boehringer Ingelheim USA, Inc. Our Global Head of Clinical Research & Development and Chief Medical Officer, Patrick D. Yeramian, brings over 30 years of medical and pharmaceutical industry experience. This team brings a diverse set of skills uniquely suited to drive successful commercialization of AMX0035 in ALS while continuing to advance AMX0035 in other indications.

Effective December 1, 2022, Dr. Yeramian shifted to a part-time role and we expect he will ultimately transition out of his role into retirement, although no definitive date has been set for such transition. We have engaged in a search to identify a full-time successor as part of our management succession process.

We recently appointed Karen Firestone to our Board of Directors, effective as of March 16, 2023. Prior to founding her current fund, Aureus, Karen spent 22 years with Fidelity where, among other responsibilities, she managed the Biotechnology sector fund. She has a demonstrated track record of applying her strategic acumen and commercial mindset to drive progress in the space and look forward to her counsel as we continue working toward our mission.

Our Strategy

Our mission is to one day end the suffering caused by neurodegenerative diseases. Key elements of our strategy to achieve this mission include:

•
Effectively and efficiently commercializing RELYVRIO for ALS in adults in the U.S. and ALBRIOZA for ALS in Canada. We received FDA approval in the U.S. for AMX0035 as RELYVRIO for the treatment of ALS in adults in September 2022 and launched RELYVRIO commercially in the U.S. in October 2022. We received marketing authorization with conditions in Canada for ALBRIOZA for the treatment of ALS in June 2022 and launched ALBRIOZA commercially in Canada in July 2022. We believe our commercial capabilities, coupled with our understanding of the ALS patient and medical community, will enable us to successfully commercialize

RELYVRIO for ALS in the U.S. and ALBRIOZA for ALS in Canada and to launch AMX0035 for the treatment of ALS successfully in other key territories, if approved.
•
Obtaining additional regulatory approvals of AMX0035 for ALS, with an initial focus on Europe. In June 2022, AMX0035 received marketing authorization with conditions as ALBRIOZA in Canada for the treatment of ALS and in September 2022, AMX0035 received approval in the U.S. as RELYVRIO for the treatment of ALS in adults. Based on the results from our CENTAUR trial, we have been exploring pathways towards regulatory approval in several additional territories, including Europe. We believe that the CENTAUR trial may also be able to support marketing authorization in Europe and other jurisdictions. We submitted an MAA in Europe in the first quarter of 2022, and we now expect an opinion from CHMP mid-year and a decision in the third quarter of 2023 at the earliest.
•
Effectively and efficiently commercializing AMX0035 in other key territories, if approved. We are continuing to build our sales team, internal capabilities and outside vendor network to support commercialization in the U.S. and Canada. We will continue to build our capabilities in Europe and other jurisdictions to support commercialization of AMX0035, if approved. For example, in January 2023, we entered into a distribution agreement with Neopharm to commercialize AMX0035 in Israel, Gaza, West Bank and Palestinian Authority, subject to regulatory review and approval. We anticipate that our commercial infrastructure will be scalable for subsequent launches in other key markets if we receive marketing approval in these territories as well.
•
Maximizing the therapeutic potential of AMX0035 by expanding into additional neurodegenerative diseases. We believe the data from the CENTAUR trial showing functional and survival benefits for ALS patients treated with AMX0035 support its potential mechanism of targeting ER stress and mitochondrial dysfunction. Based on our extensive understanding of disease pathways, we believe AMX0035 may provide benefit across multiple diseases characterized by neurodegeneration. As we select the next indications for AMX0035 we will prioritize those indications which we believe, if successful, will most rapidly lead to marketed products and to patient benefit. We conducted our Phase 2 PEGASUS clinical trial in AD to obtain safety data along with initial efficacy and biomarker data, which will help us evaluate the development of AMX0035 for the treatment of AD within our clinical development strategy. In March 2023, we completed site activation for a Phase 2 clinical trial of AMX0035 for the treatment of Wolfram syndrome, and expect to enroll the first participant in the near term.
•
Continuing to cultivate a network of patient advocacy groups, key opinion leaders, research institutions, and healthcare professionals to inform our patient-centric approach. We have cultivated a network of key constituents, which we believe will continue to help us to develop therapies in an efficient and impactful manner. Integrating the experiences and insights from these parties, which include patients, their families, and organizations such as the ALS Association, NEALS, ALS Finding a Cure, the Healey Center at Massachusetts General Hospital, the Cure Alzheimer’s Fund, the Alzheimer’s Association and the Alzheimer’s Drug Discovery Foundation, continues to inform our approach to developing therapies that can potentially transform the lives of patients and their families. We intend to continue to engage with each of these constituents through conferences, clinical trials and informal communications as we further develop and pursue commercialization of AMX0035.
•
Deploying a strategic approach to design, acquire and develop new therapies. We follow a scientifically rigorous approach to evaluating new opportunities to broaden our portfolio. We plan to target assets that allow us to leverage our experience with neurodegenerative pathways and AMX0035’s mechanism of action, focusing primarily on preventing neuron death. When evaluating assets, we consider not only our ability to apply our experience with AMX0035 but also a variety of factors, including unmet medical need, biological rationale, feasibility of clinical development, potential for regulatory approval, costs of development, competitive landscape and commercial potential. For example, in July 2022, we announced that we entered into a two-year sponsored research agreement with Sunnybrook Research Institute to expedite the identification of novel drug candidates that inhibit Bax and Bak for the development of therapeutics for neurodegenerative diseases, specifically ALS.

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

The Role of the ER in Neurodegenerative Disease

Stressful intracellular conditions
ER Stress
Misfolded proteins and accumulation of protein aggregates
Unfolded protein response (UPR)
If homeostasis not achieved
Reduce misfolded proteins through molecular chaperones
Oxidative stress
Neuronal death

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

The Role of the ER and Mitochondria in Neuron Death

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

AMX0035 for the Treatment of ALS

Overview of ALS

We are initially developing AMX0035 for the treatment of ALS, an adult-onset, progressive, and fatal neurodegenerative disorder of the neuromuscular system resulting in muscle weakness and paralysis leading to death. ALS involves the progressive degeneration of motor neurons in the spinal cord and brain that are responsible for controlling voluntary muscle movement. This progressive loss of motor neurons leads to muscle weakness, loss of muscle mass, and inability to control movement. ALS remains universally fatal with a median survival of less than three years from symptom onset and less than two years from diagnosis. Despite being classified as a rare disease by the FDA and the EMA, ALS is considered one of the more common adult-onset neuromuscular diseases worldwide. We estimate based on public sources that there are approximately 29,000 ALS patients in the U.S. More than 30,000 ALS patients are estimated to be located in the EU and the United Kingdom, or UK, and about 3,000 ALS patients are located in Canada. Over 90% of patients have no family history of ALS, known as “sporadic” ALS. While other development approaches seek to address genetic instances of ALS, AMX0035 is designed to target all instances of ALS, regardless of whether it is sporadic or genetic. Due to the two-year median survival of patients diagnosed with ALS, a high proportion of the patient population has been recently diagnosed and a therapy that is able to improve the survival of patients with ALS has the potential to increase the number of patients who are able to continue living with their disease.

Medical costs for patients newly diagnosed with ALS in the U.S. are substantial and increase rapidly with each disability milestone. Care of patients with ALS is intensive and requires a team of medical professionals, special equipment, and assistance with daily activities. Caregivers are often forced to miss work or give up employment opportunities to provide care, leading to increased financial strain. The disease also impacts the patient’s family, who generally provide the bulk of caregiving, which often entails the provision of 24-hour care. The constant adaptation of caregivers to the demands of the ALS disease progression requires significant physical effort and mental exhaustion particularly during the advanced stages of the disease.

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

Clinical Development of AMX0035 for ALS

We designed our Phase 2 CENTAUR trial with input from leading ALS experts from NEALS to detect a significant difference between AMX0035 and placebo. The study also provided the option for participants to continue with available approved therapies, riluzole and edaravone, for the duration of the trial. The FDA granted orphan drug designation for AMX0035 for the treatment of patients with ALS in September 2017. The EMA granted orphan designation to AMX0035 for the treatment of patients with ALS in April 2020. In December 2019, we announced positive topline results from our CENTAUR trial. The trial met its primary endpoint, and we published detailed trial data in the New England Journal of Medicine in September 2020 and in the Journal of Muscle and Nerve in October 2020. We submitted a New Drug Submission, or NDS, in Canada in the second quarter of 2021, an NDA in the U.S. in the fourth quarter of 2021 and an MAA in Europe in the first quarter of 2022.

In June 2022, AMX0035 received marketing authorization with conditions as ALBRIOZA by Health Canada for the treatment of ALS, and we launched ALBRIOZA commercially in Canada in July 2022. In September 2022, AMX0035 received approval as RELYVRIO by the FDA for the treatment of ALS in adults following the second virtual meeting of the FDA’s Peripheral and Central Nervous System Drugs Advisory Committee, or the Advisory Committee, held on September 7, 2022. As a result of the FDA’s approval of AMX0035, we launched RELYVRIO commercially in the U.S. in October 2022. In Europe, our MAA also remains under review by CHMP. We completed the Scientific Advisory Group meeting. Certain major objections remain, and the CHMP has adopted another round of questions as part of the regulatory process. We are now in possession of those questions. In order to respond in accordance with the updated timelines, we now expect an opinion from CHMP mid-year and a decision in the third quarter of 2023 at the earliest.

CENTAUR, Our Phase 2 Trial of AMX0035 in ALS

In September 2020, we published detailed results from the Phase 2, randomized, double-blind, placebo-controlled CENTAUR trial. The CENTAUR trial was conducted at 25 centers of the NEALS, and evaluated adult patients with ALS. Key inclusion criteria were definite ALS defined by the revised El Escorial criteria, which entails having various clinical signs and symptoms, defined as upper and lower motor neuron signs, in at least three defined body regions, less than 18 months from symptom onset and slow vital capacity, or SVC, greater than 60%. These criteria were chosen to select a homogenous, rapidly progressing patient population to potentially increase the likelihood of observing a treatment effect. Participants were allowed to continue on their selected standard of care, including treatment with riluzole and/or edaravone. Eligible participants (n=137) were randomized two-to-one to treatment with AMX0035, one sachet (each containing one gram of TURSO and three grams of PB) given once daily for the first three weeks, and if tolerated, the dose was then increased to twice-daily for the remainder of a 24 week treatment period, or matching placebo. Two participants did not have follow-up efficacy assessments and were not included in the efficacy population (modified intention to treat, or mITT, n=135). These two participants were included in the safety population (intention to treat, or ITT, n=137). Upon completion of the 24-week, parallel group phase of the trial, participants were eligible to enroll in the OLE trial in which all participants were followed up to 35 months while participants and physicians remained blinded to the original treatment group. Of participants completing the CENTAUR trial randomization phase, 92% elected to enroll in the OLE. The first protocol of the OLE was completed in March 2021. Actual duration of patient treatments across the randomization phase and the OLE, both with the PB-TURSO combination and via placebo, are shown in the graphic below:

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

The CENTAUR trial met its primary endpoint with a statistically significant reduction in clinical decline among participants randomized to AMX0035 (n=87) compared to placebo (n=48) (p-value of 0.03) over 24 weeks. These results showed that patients receiving AMX0035 scored an average of 2.32 points higher on the ALSFRS-R as compared to patients receiving placebo after 24 weeks, a difference of 25%, as shown in the graph below. In a survey of ALS clinicians and researchers conducted and sponsored by NEALS, with the objective of determining what percentage reduction in ALSFRS-R would be considered clinically meaningful, a difference of greater than or equal to 20% in ALSFRS-R total score was considered clinically meaningful by a majority of clinicians and researchers surveyed.

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

It is important to note that most (77%) participants were receiving riluzole or edaravone at or before study entry, with a greater proportion receiving edaravone in the placebo group (50%) compared with the AMX0035 group (25%). Pre-specified analyses were conducted to determine if the use of concomitant medications impacted results. These analyses found that AMX0035’s effect on the primary outcome was consistent regardless of baseline use of concomitant medications (riluzole and/or edaravone).

OS was analyzed for all subjects randomized in the CENTAUR trial (ITT analysis) and compared patients originally randomized to AMX0035 (n=89) with those randomized to placebo (n=48). In this post hoc analysis, the vital status of each participant was measured by a participant locating service which used sources such as the U.S. social security death index up to July 20, 2020 even if he or she did not continue into the OLE, stopped study drug, dropped out of the study or was lost to follow-up. Over the duration of follow up, the risk of death was 44% lower among those originally randomized to AMX0035 compared with those originally randomized to placebo (hazard ratio, or HR, of 0.56; a 95% confidence interval, or CI, ranging from 0.34 to 0.92; and a p-value of 0.023). Median survival duration was 25.0 months (95% CI of 19.0 to 33.6 months) in the group previously randomized to AMX0035 and 18.5 months (95% CI of 13.5 to 23.2 months) in the group previously randomized to placebo as seen in the graph below. As reflected in the data tables below, participants originally randomized to AMX0035 showed a longer median survival of 6.5 months (data cutoff July 20, 2020) and 4.8 months (data cutoff March 1, 2021) than those originally randomized to placebo. The FDA considers that the survival data available for

RELYVRIO are exploratory and should be interpreted cautiously given the limitations of data collected outside of a controlled study.

Post Hoc Survival Analysis (July 20, 2020 Data Cutoff)

Post Hoc Survival Analysis (March 1, 2021 Data Cutoff)

4.8 Months Longer Median Survival
HR = 0.64
Survival Probability ITT
1
0.8
0.6
0.4
0.2
0
23.5
18.7
AMX0035 + SOC
Placebo + SOC
p = 0.045
0
6
12
18
24
30
36
42
Months After Randomization

We also conducted three additional post hoc analyses of AMX0035 survival data which we provided as confirmatory evidence of our findings in the CENTAUR trial and which were provided to the FDA in support of our marketing application for AMX0035. These analyses consisted of the following: a new analysis utilizing a statistical method to adjust for the effect of treatment crossover; a new analysis comparing observed survival in the CENTAUR trial to predicted survival using the European Network for the Cure of ALS survival prediction model derived from an ALS natural history database; and a new analysis comparing observed survival from the CENTAUR treatment group to survival of matched treatment naïve participants from historical clinical trials of ALS.

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

AMX0035 was generally well-tolerated with an adverse event rate substantially similar to placebo. Adverse events, or AEs, were reported in 97% (86 out of 89) of participants receiving AMX0035 and 96% (46 out of 48) of participants receiving placebo, with the nature of the AEs being substantially similar in both groups. The most commonly occurring (greater than or equal to 5%) AEs in either treatment group are shown in the table below. Because of the progressive neurodegenerative nature of ALS, many of these AEs (e.g., muscle weakness, falls, dyspnea, fatigue) were likely attributable to the underlying ALS disease. Events occurring in greater than or equal to 5% of patients in either treatment group and more frequently (greater than or equal to 2% of patients) in patients who received AMX0035 compared with those who received placebo were predominantly gastrointestinal events, which were non-serious and mostly mild in intensity and declined considerably in occurrence after three weeks on treatment. A total of 19% of the patients in the AMX0035 treatment group and 8% of the patients in the placebo group discontinued their participation in the trial due to AEs.

The most commonly occurring AEs were diarrhea, abdominal pain, nausea, upper respiratory tract infection, constipation, muscular weakness, fall, headache, dizziness and viral upper respiratory tract infection. Health Canada also noted the occurrence of hypersalivation. Consistent with the known safety profile of TURSO, diarrhea and nausea occurred more frequently in patients who received AMX0035 compared with those who received placebo. In contrast, muscular weakness, fall, constipation and headache occurred more frequently in patients who received placebo. The observed AEs from the CENTAUR trial are summarized in the chart below.

Adverse Events (AEs)(1) Occurring in ≥5% of Patients in either Treatment Group (Safety Population, n=137)
MedDRA System Organ Class Preferred Term	Placebo + SOC (n=48)	AMX0035 + SOC (n=89)	Overall (n=137)
Gastrointestinal disorders	29 (60.4%)	60 (67.4%)	89 (65.0%)
Musculoskeletal and connective tissue disorders	21 (43.8%)	38 (42.7%)	59 (43.1%)
Injury, poisoning and procedural complications	23 (47.9%)	35 (39.3%)	58 (42.3%)
Nervous system disorders	19 (39.6%)	33 (37.1%)	52 (38.0%)
Infections and infestations	21 (43.8%)	28 (31.5%)	49 (35.8%)
Respiratory, thoracic and mediastinal disorders	10 (20.8%)	29 (32.6%)	39 (28.5%)
Investigations	10 (20.8%)	26 (29.2%)	36 (26.3%)
General disorders and administration site conditions	13 (27.1%)	20 (22.5%)	33 (24.1%)
Skin and subcutaneous tissue disorders	8 (16.7%)	16 (18.0%)	24 (17.5%)
Psychiatric disorders	9 (18.8%)	14 (15.7%)	23 (16.8%)
Renal and urinary disorders	8 (16.7%)	10 (11.2%)	18 (13.1%)
Metabolism and nutrition disorders	4 (8.3%)	10 (11.2%)	14 (10.2%)
Cardiac disorders	0 (0.0%)	7 (7.9%)	7 (5.1%)
Eye disorders	1 (2.1%)	5 (5.6%)	6 (4.4%)

(1)
Includes serious adverse events.

Serious adverse events, or SAEs, occurred nominally less frequently in the AMX0035 treatment group (12.4% of patients) compared with the placebo treatment group (18.8% of patients). This difference was largely driven by a higher incidence of respiratory events, including respiratory failure in the placebo treatment group (8.3% of patients), compared with the AMX0035 treatment group (3.4% of patients). ALS disease progression often leads to respiratory failure, and it is the most common cause of death in patients with ALS. The observed SAEs from the CENTAUR trial are summarized in the chart below.

Serious Adverse Events (SAEs)

Overall, a total of seven patients (two (4% of patients) who received placebo and five (6% of total patients) who received AMX0035) died during the conduct of the 24-week, double-blind study. None of the deaths was considered by the investigator to be related to AMX0035. Consistent with the most common cause of death in patients with ALS, the majority (four of seven patients) of deaths during the study were from respiratory failure (two patients in each group). Other causes of death (in the AMX0035 group) included post-extubational supraglottic and infraglottic aspiration (attributed to aspiration pneumonia), diverticulitis, and subdural hematoma secondary to a fall. Death equivalent was defined as either tracheostomy or permanent assisted ventilation, or PAV. PAV was defined as more than 22 hours daily of non-invasive mechanical ventilation for more than one week (seven days). One patient in the placebo group (2% of patients) and none in the AMX0035 group experienced a death equivalent event (i.e., tracheostomy/PAV) during the 24-week study.

We believe AMX0035 is the first drug candidate in ALS to demonstrate a statistically significant benefit both in function as measured by a prespecified mean rate change in ALSFRS-R and in a longer-term analysis of OS, both important outcomes for people with ALS. In summary, patients in our CENTAUR trial showed a statistically significant improvement in function and a statistically significant improvement in overall survival and AMX0035 was shown to be generally well-tolerated.

Clinical Development Plan of AMX0035 in ALS

We submitted an NDA to the FDA in the fourth quarter of 2021 and, in September 2022, the FDA approved AMX0035 as RELYVRIO for the treatment of ALS in adults. We submitted an NDS for AMX0035 for the treatment of ALS to Health Canada in the second quarter of 2021, and in June 2022, AMX0035 received marketing authorization with conditions as ALBRIOZA in Canada. We also submitted an MAA for approval of AMX0035 for the treatment of ALS to the EMA CHMP in the first quarter of 2022, and we expect an opinion from CHMP mid-year and a decision in the third quarter of 2023 at the earliest.

In November 2021, we initiated our global 48-week PHOENIX, randomized, double-blind, placebo-controlled trial at clinical sites in the U.S. and Europe. The PHOENIX trial is designed to provide further data evaluating the safety and efficacy of AMX0035 for the treatment of ALS to further support our global regulatory efforts. Enrollment in this trial was completed in March 2022 in the U.S. and in February 2023 in Europe. We anticipate topline results from the PHOENIX trial in mid-2024. The primary endpoints in our PHOENIX trial will be a composite measure of survival and ALSFRS-R total score progression over 48 weeks and safety and tolerability over 48 weeks. The secondary endpoints of our PHOENIX trial will be SVC, ALSAQ-40 (a questionnaire which provides a subjective health measure to specifically assess quality of life for patients with ALS), EQ5D-5L (a standard qualify of life measure), decline in King’s (a staging measurement in ALS based on the number of central nervous system, or CNS, regions involved and requirement for gastrostomy or noninvasive ventilation) and MiToS stages (a functional staging measure that can be derived prospectively from the ALSFRS-R subscore using standard methods), ventilation free survival, and long-term survival. Key inclusion criteria for the PHOENIX trial include ALS patients with clinically definite or clinically probable ALS by El Escorial criteria (2-4 body areas with clinical signs consistent with ALS), <24 months from symptom onset, SVC >55%, and riluzole/edaravone use permitted.

In July 2022, we announced a planned OLE for the PHOENIX trial and in March 2022, we announced the launch of a U.S. expanded access program, or EAP, that the FDA authorized for people with ALS who meet certain eligibility criteria for participation. The EAP will be wound down alongside the commercial launch of RELYVRIO in the U.S., with a target close of the EAP in the first half of 2023. On February 2, 2023, we announced the completion of enrollment in the PHOENIX trial, which enrolled 664 participants. Because marketing approvals we have obtained may be limited, subject to restrictions or post-approval requirements, we may need to provide post-marketing support in those jurisdictions. For example, as part of our approval for RELYVRIO in the U.S., we have post-marketing requirements to conduct carcinogenicity studies in mice and rats, drug-drug interaction studies, and studies in patients with kidney or liver impairment. In addition, one of the conditions of the marketing authorization in Canada for AMX0035 (ALBRIOZA) for the treatment of ALS is the provision of data from our ongoing PHOENIX trial and other additional planned or ongoing studies. The outcomes of the PHOENIX trial could have a material effect on our business. We anticipate topline results in mid-2024.

Any additional regulatory approvals we may receive may be limited or subject to restrictions or post-approval commitments.

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

In March 2023, we completed site activation for a Phase 2 clinical trial of AMX0035 for the treatment of Wolfram syndrome, and expect to enroll the first participant in the near term.

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

Clinical Development of AMX0035 for Wolfram Syndrome

In March 2023, we completed site activation for a Phase 2 clinical trial of AMX0035 for the treatment of Wolfram syndrome, and expect to enroll the first participant in the near term. The trial is an exploratory open-label proof of biology study assessing the effect of AMX0035 safety and tolerability, and various measures of endocrinological, neurological and ophthalmologic function. Amylyx anticipates topline results from the trial in 2024.

Researchers from the Washington University School of Medicine in St. Louis, in collaboration with Amylyx, recently published preclinical data exploring the potential of AMX0035 as a novel therapeutic approach for Wolfram syndrome. These data were published in the peer-reviewed Journal of Clinical Investigation, characterizing a pathogenic variant in the WFS1 gene (WFS1 c.1672C>T, p.R558C), identifying a platform for further genotype-phenotype analysis, and providing initial proof-of-concept for the therapeutic development of AMX0035 in Wolfram syndrome. The study demonstrated that iPSC-derived Wolfram syndrome models can provide a model of genotype-phenotype relationships that correlate with clinical observations. Study highlights related to AMX0035 included:

•
Administration of AMX0035 improved WFS1 protein expression, increased insulin secretion, and inhibited cell death in β cells with the WFS1 c.1672C>T, p.R558C variant. AMX0035 also prevented cellular death in patient-derived neuronal progenitor cells. Gene enrichment analysis revealed that treatment with AMX0035 ameliorated organelle dysfunction, mitophagy, ER stress, and apoptosis.
•
Furthermore, AMX0035 delayed the onset of the diabetic phenotype in vivo in the Wfs1-knockout mouse model of Wolfram syndrome.

Wolfram syndrome is a rare, pediatric, life-threatening disease thought to be caused by variants in the Wolfram syndrome WFS1 gene, or WFS1, and, in a small fraction of patients, pathogenic variants in the CDGSH iron sulfur domain protein 2 CISD2 gene, or CISD2. Wolfram syndrome results in deafness, blindness, ataxia, neurodegeneration and ultimately death. There are currently no drugs approved for Wolfram syndrome.

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

AMX0035 targets pathways central to Wolfram syndrome, including the UPR, and has shown beneficial effects in a variety of models of Wolfram syndrome, including cellular models and patient-derived cell line models. For example, to test the potential effects of AMX0035 in the modulation of ER stress in the context of Wolfram syndrome, the effects of PB, TURSO and AMX0035 were tested in an in vitro model of wild-type and WFS1-deficient pancreatic beta cell lines. In these cells, when compared with the control group, only AMX0035, but not PB or TURSO alone, was able to significantly prevent tunicamycin-induced cell death in WFS1-deficient pancreatic beta cell lines as measured by caspase 3 / 7 activity (p equal to 0.017). Additionally, a combination of PB and TURSO was studied in vitro in human patient-derived neural progenitor cells harboring mutations in WFS1, which cause Wolfram Syndrome. Both PB and TURSO, when applied alone, were observed to inhibit cell death in each of three different human cell lines as compared to control conditions, and the application of PB and TURSO in combination was observed to result in significantly lower levels of cell death in three separate patient-derived Wolfram syndrome cell lines differentiated to produce patient-derived neural progenitor cells, as compared to either the control or treatment with PB or TURSO alone. Thus, in relevant models of Wolfram syndrome, use of AMX0035 was observed to have synergistic effects lowering cell death as compared to either the control group or treatment with PB or TURSO alone. For these reasons, we believe AMX0035 is a promising clinical candidate for Wolfram syndrome.

Patient Advocacy

The patient advocacy landscapes for ALS and other neurodegenerative diseases are large, and encompass groups at the international, multiregional and country-specific level. We have built strong medical and commercial relationships at the international level, with our current emphasis being on ALS advocacy groups in the U.S., Canada and Europe. We plan to engage country-specific groups in Europe based on clinical trial results, as well as our medical and commercial priorities.

Working with key advocacy groups is critical to our mission, as patients are at the center of everything we do. This starts with transparent communication and awareness about our science, data and development plans. We seek ensure that these advocacy groups are informed and able to answer questions from their members about PB, TURSO and AMX0035.

We engaged with patient advocacy groups in the U.S. and Europe for feedback on the design of our ongoing global Phase 3 PHOENIX trial of AMX0035 for the treatment of ALS, which is emblematic of the partnerships we are building with the community. In addition, we treat patient advocacy groups as important stakeholders as we address access to AMX0035 outside ongoing clinical trials, such as expanded access and compassionate use programs. We have sought and will continue to seek guidance and insights from as many patient advocacy groups as possible and have plans in place to engage groups on an ongoing basis. These groups have also reviewed messaging and press releases from the company to ensure they take into account the patient voice.

Commercialization

Since obtaining regulatory approval, we have seen strong interest in AMX0035, and we are encouraged by the early success of our commercial launch. We believe the global commercial opportunity for AMX0035 in ALS is driven by its being the first and only treatment for ALS of which we are aware that potentially provides a combination of longer retention of function, improved survival, a generally well-tolerated side effect profile and convenient oral administration. AMX0035 has been shown to have a significant impact on clinically meaningful endpoints, including reducing time to first hospitalization and permanent ventilation in ALS patients. AMX0035 is also being considered for other neurodegenerative disorders.

ALS is a rare disease, but public sources estimate that ALS affects at least 200,000 people worldwide, and we estimate that there are approximately 29,000 ALS patients in the U.S. More than 30,000 ALS patients are estimated to be living with ALS in the EU and the UK and about 3,000 ALS patients are estimated to be living with ALS in Canada. In the U.S., ALS is treated by neurologists at certified ALS Centers or by other neurologists. In Canada and in Europe, most ALS patients are treated at ALS Centers. The vast majority of people with ALS (over 90%) have sporadic disease, showing no clear family history. Most people who develop ALS are between the ages of 40 and 70, with a median age of 55 at the time of diagnosis. However, cases of the disease do occur in people in their twenties and thirties. People with ALS spend approximately one-third of their disease course searching for a diagnosis and, once diagnosed, there are few approved therapies available. ALS is a relentlessly progressive and highly heterogenous disease that arises from multiple mechanistic underpinnings, leading patients to experience variable onset, persistent progression, and shortened survival. The disease remains universally fatal with median survival of less than three years from symptom onset and less than two years from diagnosis.

We have conducted market research with physicians, patients, caregivers, nurses, and payors in the U.S., Western Europe and Canada to understand the unmet need and potential of AMX0035 in ALS. Clinicians universally report dissatisfaction with currently approved therapies and state the need for additional options for their ALS patients. When shown a target product profile for AMX0035, the majority of ALS specialists and neurologists with whom we spoke are open to utilizing it in early-to-mid-stage patients, with some also stating the potential for use in late-stage patients.

We submitted an NDA to the FDA in the fourth quarter of 2021 and, in September 2022, the FDA approved AMX0035 as RELYVRIO for the treatment of ALS in adults. We submitted an NDS for AMX0035 in ALS with Health Canada in the second quarter of 2021, which received marketing authorization with conditions as ALBRIOZA by Health Canada in June 2022. We also submitted an MAA in Europe in the first quarter of 2022, and we expect an opinion from CHMP mid-year and a decision in the third quarter of 2023 at the earliest. We also plan to discuss AMX0035 with other health authorities around the world to determine the most appropriate path forward in their respective territories. We also initiated our ongoing Phase 3 PHOENIX trial in the fourth quarter of 2021 to further support the safety and efficacy of AMX0035 for the treatment of ALS and our global regulatory efforts, and in February 2023 we announced completion of enrollment in that trial.

Our pre-launch activities in other key jurisdictions include building awareness of and education regarding the disease severity and pathophysiology of ALS, increasing understanding of the clinical impact of a change in a patient’s ALSFRS-R score, and building general awareness of our company through active participation in key neurology conferences, patient meetings, partnerships with patient advocacy groups, targeted omnichannel initiatives and payor education in each of the key territories. In addition, we intend to continue to pursue an active public relations strategy. For example, the double-blind results of our CENTAUR trial have already been published in the New England Journal of Medicine, while the long-term survival study results appeared in the Journal of Muscle & Nerve.

Our initial plans are to continue to build out our commercial operations in the U.S. and Canada and to build commercial operations in Europe to be prepared for potential approval of AMX0035 in the EU. There are approximately 186 ALS Association certified, recognized, or affiliated centers in the U.S., 17 Canadian ALS Research Network Clinics in Canada, and an established network of ALS Centers of Excellence per country in each of the major EU countries, which we plan to target with a specialty key account management team. We will continue to evaluate market entry opportunities beyond these geographies either on our own or with a partner.

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

AMX0035 for the Treatment of ALS

Prior to AMX0035, in the past 30 years, only two product candidates had been approved for the treatment of ALS in the U.S. and Canada, and only one product candidate had been approved for the treatment of ALS in Europe. These two previously approved drugs, riluzole (marketed under the name Rilutek) and edaravone (marketed under name Radicava in the U.S. and Radicut in Japan), are often used in combination. We expect that further therapies and drugs which may be approved in the future will also be used in combination with existing drugs, absent incompatibility or other barriers to combination. For example, in May 2022, Mitsubishi Tanabe Pharma America, Inc. announced that the FDA approved an oral formulation of intravenous, or IV, administered alternative to Radicava for the treatment of ALS.

We believe there are currently no other approved treatments for ALS which show both a functional and survival benefit for ALS patients. Patients with ALS in North America are commonly treated with riluzole and edaravone, which are palliative in nature. However, we are aware of several product candidates in clinical development that may compete with AMX0035 for the treatment of ALS, including product candidates being developed by Biogen, Seelos Therapeutics and Prilenia Therapeutics. To date, we believe none of the above product candidates has shown statistically significant clinical results on prespecified outcomes in any prior trials. We anticipate that ALS will continue to be an area of research in the healthcare sector and that drug candidates will continue to be developed and studied for treatment of the disease.

While we anticipate the general practice in ALS will continue to be the use of approved agents as single drug therapy or combination, our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or tolerable or are less expensive than AMX0035 or products that we may develop. In addition, we are aware of one ongoing clinical study in Europe which is evaluating the effects on ALS of TURSO, one of the two components in AMX0035. The outcome of this study could have an impact on the commercial potential of AMX0035.

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

Supply and Manufacturing

We rely, and expect to continue to rely for the foreseeable future, on third-party contract manufacturing organizations, or CMOs, for the production of AMX0035 in compliance with current Good Manufacturing Process, or

cGMP, requirements, for commercial supply as well as for use in clinical trials under the guidance of members of our organization. For AMX0035, we utilize two active pharmaceutical ingredients, or APIs, PB and TURSO, which are manufactured and released to us from third-party manufacturers. We have long term, single-source supply agreements in place for these APIs, including authorization to reference the relevant drug master files with these vendors. We have single-source arrangements for the manufacturing and packaging of bulk drug at established CMOs for commercial supply, clinical trials, and other potential needs. We manufacture AMX0035 bulk drug at Patheon Inc., or Patheon, a subsidiary of Thermo Fisher Scientific Inc., located in Whitby, Canada. We have scaled-up our third-party manufacturing capabilities in a manner that we believe will continue to support commercial demand and have entered into agreements covering the manufacture of AMX0035 through 2025. Following manufacturing, bulk drug is then sent to PCI Pharma Services in Rockford, IL, for primary and secondary packaging. As we look to markets outside of the U.S., we plan to add additional manufacturing and distribution sites to support local market demand. In addition, we utilize a risk-based approach to bring on additional manufacturing sites as needed.

We have built a team of pharmaceutical industry technical operations leaders. This team has significant technical, manufacturing, analytical, quality, regulatory, including cGMP, and project management experience to oversee our third-party manufacturers and maintain quality and regulatory compliance. In addition, members of this team have been involved in commercializing and launching rare disease products across the globe. We plan to continue to build our technical operations team as commercialization continues.

We also have a Quality Management System consistent with a regulated industry that outlines Standard Operating Policies and Procedures that govern the oversight of our CMOs.

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

We may terminate the Manufacturing Agreement or any product agreement: upon 30 days’ prior written notice if any government or regulatory authority permanently prevents us from selling AMX0035 in Canada, the EU or the U.S., if approved, or upon 90 days’ prior written notice, if we no longer intend to order manufacturing services due to AMX035’s discontinuance in the market. Patheon may terminate any product agreement under the Manufacturing Agreement upon 30 days’ prior written notice, if we project zero volume for twelve successive months during the term of such product agreement. Additionally, Patheon may terminate the Manufacturing Agreement or any product agreement if payment in full of any overdue, undisputed invoice is not received within 30 days of Patheon’s suspension of manufacturing services for nonpayment or, in certain circumstances, upon nine months’ prior written notice if we assign any rights under the Manufacturing Agreement or a product agreement. In addition, either party may terminate the Manufacturing Agreement or any product agreement for cause, including the other party’s uncured material breach and upon written notice, in the case of the other party’s insolvency or bankruptcy.

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

We are actively building our intellectual property portfolio in our therapeutic area, including around AMX0035. Our current patent portfolio as of the date of this prospectus includes three patent families. In those three families, we currently own a total of 100 issued patents and pending patent applications directed to our technologies, including AMX0035. Currently, our patent portfolio includes six issued U.S. patents, 52 issued foreign patents, 11 pending U.S. patent applications and 31 pending foreign patent applications. Our issued patents and pending applications cover the relative amounts of a phenylbutyrate compound and a bile acid (such as TUDCA) and some of our issued and pending claims cover the specific ratio of those two drugs.

Our earliest in time patent family relates to compositions of a bile acid and a phenylbutyrate compound (including TURSO and 4-PBA) and methods of treating neurodegenerative disease, and its associated causes at a cellular level, using those compositions. This family includes four issued U.S. patents and 52 issued foreign patents (including rights in countries in which our issued European patent was validated). The foreign jurisdictions in which we have been issued patents include Albania, Austria, Australia, Bosnia and Herzegovina, Belgium, Bulgaria, China, Croatia, Cyprus, Czech Republic, Denmark, Estonia, the EU, Finland, France, Germany, Greece, Hong Kong, Hungary, Ireland, Iceland, Italy, Japan, Lithuania, Latvia, Macao, Macedonia, Malta, Monaco, Montenegro, Netherlands, Norway, Poland, Portugal, Romania, San Marino, Serbia, Slovenia, Slovakia, South Korea, Spain, Sweden, Switzerland, Turkey, and UK. We also have patent applications pending in Australia, China, the EU, Hong Kong, Japan, South Korea, the U.S. and other jurisdictions. In this family, we have composition of matter claims issued in the U.S. (U.S. Patent No. 11,071,742, which was issued on July 27, 2021) and Australia. These issued patents and others that issue from this family may first begin to expire as early as December 2033.

Our second patent family is directed to specific compositions of a phenylbutyrate compound and a bile acid (including TURSO and 4-PBA) and methods of manufacturing those compositions. This family includes two issued U.S. patents. We also have patent applications pending in this family in the U.S., EU, and other jurisdictions. In this family, we have composition of matter claims pending in applications filed in the U.S., Argentina, Australia, Brazil, Canada, China, the EU, Hong Kong, Israel, Japan, South Korea, Mexico, and Taiwan. The issued patents and others that issue from this family may first begin to expire as early as July 2040.

Our third patent family is directed to methods of treating particular symptoms of ALS and/or reducing the associated adverse events with combinations of a phenylbutyrate compound and a bile acid (including TURSO and 4-PBA). We have patent applications pending in this family in the U.S., EU, and other jurisdictions. Currently, we do not have any composition of matter claims pending in this family. Although no patents have yet issued from this family, we expect the term on patents issuing from this family to extend until at least August 2040.

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

In January 2021, Bruschettini S.r.l. and Lederer & Keller Patentanwälte Partnerschaft mbB each filed oppositions at the European Patent Office to our issued European Patent, EP2978419. At a high level, this patent claims various methods of treating neurodegenerative disease (and or the causes or conditions thereof) with a bile acid and a phenylbutyrate compound. The opponents contended that the patent should be revoked in its entirety on various grounds, including for allegedly having an insufficient disclosure and for lack of inventive step. The EPO issued a preliminary opinion dated October 13, 2021, and a summons to attend oral proceedings (also dated October 13, 2021) that set a date of June 2, 2022 for the oral proceedings. At the oral proceedings on June 2, 2022, the Opposition Division maintained European Patent, EP2978419 as granted. The scope of the issued claims was not limited. On June 17, 2022, the Opposition Division handed down the written decision providing detailed legal reasoning for the outcome of the oral proceedings. On August 4, 2022, Bruschettini S.r.l. filed a notice of appeal. The other opponent did not file a notice of appeal. On September 29, 2022, Bruschettini S.r.l filed a request to withdraw the appeal. As the sole appellant has withdrawn their appeal, the Board of Appeal has closed the appeal proceedings and terminated the opposition proceedings with communication dated October 14, 2022. The decision of the Opposition Division has become final and EP2978419 is maintained as granted.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing of the first non-provisional application to which priority is claimed. In the U.S., patent term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In the U.S., the term of a patent that covers an FDA-approved drug may also be eligible for a patent term extension of up to five years under the Hatch-Waxman Act, which is designed to compensate for the patent term lost during the FDA regulatory review process. The length of the patent term extension is calculated based on the length of time it takes for regulatory review. A patent term extension under the Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. Following the approval of RELYVRIO in the U.S., we have applied for patent term extensions for certain of our issued U.S. patents covering our product and/or their methods of use.

We also rely on trademarks, trade secrets, know-how, continuing technological innovation, confidentiality agreements, and invention assignment agreements to develop and maintain our proprietary position. The confidentiality agreements are designed to protect our proprietary information and the invention assignment agreements are designed to grant us ownership of technologies that are developed for us by our employees, consultants, or other third parties. We seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology, or IT, systems. While we have confidence in our agreements and security measures, either may be breached, and we may not have adequate remedies. In addition, our trade secrets may otherwise become known or independently discovered by competitors.

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

European Patent EP3016654, entitled “Tauroursodeoxycholic acid (TUDCA) for Use in the Treatment of Neurodegenerative Disorders,” is owned by Bruschettini S.r.l. The patent relates to use of TURSO in the treatment of ALS in a mammal. An opposition has been filed to the grant of EP3016654 at the European Patent Office (EPO), asking the EPO to revoke EP3016654. The EPO issued a preliminary opinion on November 18, 2019 finding that at least the main claim of EP3016654 lacked novelty. Oral proceedings were held before an Opposition Division of the EPO on June 11, 2021. At the end of the oral proceedings, the Opposition Division announced the decision revoking all claims of EP3016654. A written decision has been issued; however Bruschettini has appealed the decision of the Opposition Division to the Board of Appeal.

A response to Bruschettini’s appeal has been filed on June 7, 2022 requesting that the appeal should be dismissed and that the decision of the Opposition Division to revoke all claims of EP3016654 be upheld.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries, including Canada and member states of the EU impose requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs, such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates.

U.S. Government Regulation of Drug Products

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

•
Completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•
Submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may begin;
•
Approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
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

NDA Submission and Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. The FDA will initially review an NDA for completeness before it accepts it for “filing.” Under the FDA’s procedures, the agency has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA, for a new molecular entity to review and act on the submission, and six months from the filing date of a new molecular entity NDA with priority review. Accordingly, this review process typically takes 12 months and eight months, respectively from the date the NDA is submitted to the FDA. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. This finding can be substantiated based on two adequate and well-controlled studies, or in certain circumstances on a single, large, multicenter, adequate and well-controlled study that is very persuasive or from a single adequate and well-controlled study together with confirmatory evidence. FDA regulations and guidance also allow for greater flexibility and tolerance for uncertainty in the context of rare and fatal diseases. The FDA also assesses whether the facility in which the product is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, as amended, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs. PREA does not apply to a drug for an indication for which orphan drug designation has been granted.

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug product intended to treat a rare disease or condition, which is generally a disease or condition that affects either (i) fewer than 200,000 individuals in the U.S., or (ii) more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making the product available in the U.S. for this type of disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

A product may also be eligible for accelerated approval if it treats a serious or life-threatening disease or condition, generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA may require that a sponsor perform adequate and well-controlled post-marketing confirmatory trials with due diligence and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date accelerated approval is granted. Under FDORA, the FDA also has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials for products considered for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

U.S. Non-Patent Exclusivity

Data exclusivity provisions under the FDCA can delay the submission or the approval of certain follow-on applications. The FDCA provides a five-year period of data exclusivity within the U.S. to the first applicant to gain approval of an NDA for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA for a generic version of the drug or a 505(b)(2) NDA for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, such a follow-on application may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

The FDA has previously taken the position that NCE exclusivity is not available for fixed-dose combination products if one of the active moieties in the combination product had been previously approved in a drug product. In October 2014, however, the FDA reversed that position when it issued final guidance stating that an application for a fixed-dose combination product will be eligible for 5-year NCE exclusivity if it contains a drug substance with a single, new active moiety, even if the fixed-combination also contains a drug substance with a previously approved active moiety.

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

Pediatric exclusivity is another type of regulatory market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods or listed patents. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

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

FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP regulations which require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs, including those supply products, ingredients and components thereof, are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the U.S. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market, such as if, based on new evidence of clinical experience not contained in the application or not available to the FDA until after the application was approved, there is a lack of substantial evidence that the approved product will have the effect it is purported or represented to have under the conditions of use prescribed, recommended, or suggested in its labeling. Sponsors may also voluntarily withdrawal their approved products from the market for similar reasons. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Other potential consequences include, among other things:

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

Other U.S. Healthcare Laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of drug products for which we obtain marketing approval. Arrangements with third-party payors, healthcare providers and physicians, as well as patients and other third-parties, in connection with the clinical research, sales, marketing and promotion of products, once approved, and related activities, may expose a pharmaceutical manufacturer to broadly applicable fraud and abuse and other healthcare laws and regulations. In the U.S., these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below:

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
•
the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services, or CMS, under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), to certain non-physician providers such as physician assistants and nurse practitioners, and to teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of a pharmaceutical manufacturer’s business activities could be subject to challenge under one or more of such laws. Efforts to ensure that business arrangements comply with applicable healthcare laws involve substantial costs. It is possible that governmental and enforcement authorities will conclude that a pharmaceutical manufacturer’s business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against a pharmaceutical manufacturer, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on its business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, imprisonment, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reporting obligations and oversight if we become subject to integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of operations, any of which could adversely affect a pharmaceutical manufacturer’s ability to operate its business and the results of operations. In addition, commercialization of any drug product outside the U.S. will also likely be subject to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state and federal health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. For example California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California State Attorney General has submitted various versions of final regulations. Since July 1, 2020, the California State Attorney General has had the authority to commence enforcement actions against violators. Further, a California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020 and entered into force on January 1, 2023. The CPRA creates additional obligations with respect to processing and storing personal information. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Other U.S. states also are considering omnibus privacy legislation (with one additional law already passed in Colorado, Connecticut, Utah and Virginia) and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA, as modified by the CPRA contain an exception for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA, CPRA or other such future laws, regulations and standards may have on our business, as these laws either do not yet apply to us or are not yet in effect.

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions, under state and federal law or other obligations. We also may become subject to laws in other countries, including the General Data Protection Regulation in Europe.

Current and Future U.S. Healthcare Reform Legislation

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created the Medicare Part D coverage gap discount program, in which manufacturers must agree to 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, in February 2023, HHS issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. It is unclear how these or other healthcare reform measures of the executive branch or other efforts, if any, will impact our business.

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. The Budget Control Act of 2011 and subsequence legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2031. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

Canadian Review and Approval Process

In Canada, our small molecule product candidates and our research and development activities are primarily regulated by the Food and Drugs Act and the rules and regulations thereunder, which are enforced by Health Canada. Health Canada regulates, among other things, the research, development, testing, approval, manufacture, packaging, labeling, storage, recordkeeping, advertising, promotion, distribution, marketing, post-approval monitoring and import and export of pharmaceutical products. The drug approval process under Canadian laws requires licensing of manufacturing facilities, carefully controlled research and testing of products, government review and approval of experimental results prior to granting approval for commercial sale of drug products. Regulators also typically require that rigorous and specific standards such as cGMP, Good Laboratory Practices, or GLP, and Continuing Good Clinical Practices, or cGCP, are followed in the manufacture, nonclinical development and clinical development, respectively, of any drug product. The processes for obtaining regulatory approvals in Canada, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. For further information, see “Risk Factors.”

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

Clinical Trials

Similar regulations apply in Canada regarding clinical trials as in the U.S. In Canada, Research Ethics Boards, or REBs, are used to review and approve clinical trial plans when trials are performed in Canada. For clinical trials that involve the administration of an investigational new drug to human subjects, an application must be made to Health Canada and approved before the trial can commence at a Canadian site. Trials are performed under the supervision of qualified investigators, in most cases a physician, in accordance with cGCP requirements. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated and a statistical analysis plan. The protocol and the informed consent forms that are signed by subjects, are reviewed and approved by the REB affiliated with the site where the trial will be conducted. Human clinical trials for new drugs are typically conducted in three sequential phases, Phase 1, Phase 2 and Phase 3, as discussed above in the context of government regulation in the U.S. Similar to the FDA, Health Canada also accepts foreign clinical trial data in support of marketing applications. Additionally, the manufacture of investigational drugs for the conduct of human clinical trials is subject to cGMP requirements.

New Drug Submission

In Canada, upon successful completion of Phase 3 clinical trials or earlier stage trials if agreeable to Health Canada, the company sponsoring a new drug then assembles all the nonclinical and clinical data and other testing relating to the product’s pharmacology, chemistry, manufacture, and controls, and submits it to Health Canada as part of an NDS The NDS is then reviewed by Health Canada.

Health Canada will not approve the new drug unless compliance with cGMP—a quality system regulating manufacturing—is satisfactory, and the NDS contains data that provide substantial evidence that the drug is safe and effective in the indication and at the dosage studied. If Health Canada is satisfied that the NDS contains sufficient information, then marketing authorization for the new drug may be granted. In Canada, the marketing authorization for a new drug is called a Notice of Compliance, or NOC.

The testing required to generate data for inclusion in an NDS, and approval process for an NDS, requires substantial time, effort and financial resources, and may take several years to complete. This is necessary to help ensure the efficacy, safety and quality of the product. Data obtained from nonclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Health Canada may not grant approval of an NDS on a timely basis, or at all. In Canada, NDSs are subject to user fees and these fees are typically increased annually to reflect inflation.

Health Canada has authority to grant conditional marketing approval following the review of an NDS for a new drug that would treat a serious, life-threatening or severely debilitating disease or condition. A Notice of Compliance with conditions (NOC/c) can be granted when there is promising evidence of clinical effectiveness based on the available data that the drug has the potential to provide (i) effective treatment, prevention or diagnosis of a disease or condition for which no drug is presently marketed in Canada or (ii) a significant increase in efficacy and/or significant decrease in risk such that the overall benefit/risk profile is improved over existing therapies, preventatives or diagnostic agents for a disease or condition that is not adequately managed by a drug marketed in Canada. When a NOC/c is granted, the company to which the NOC/c is issued must make certain commitments to Health Canada, which typically include a requirement to provide confirmatory data to Health Canada to support the safe use and efficacy of the new drug.

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

Health Canada may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements, notification, and review and approval before the change can be implemented. Further, should new safety information arise, additional testing and/or regulatory notification may be required, or Health Canada may require an update to the product label that impacts the scope of the approved indications or other conditions for clinical use.

European Union Approval Process

The process governing approval of medicinal products in the EU generally follows the same lines as in the U.S. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of an MAA and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU Following the UK’s departure from the EU, a separate marketing authorization is required in order to place medicinal products on the market in Great Britain (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland and centralized EU authorizations continue to be recognized).

Clinical Trial Approval

In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The transitory provisions of the new Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the new Regulation. The new Regulation overhauls the system of approvals for clinical trials in the EU. Specifically, it is directly applicable in all Member States (meaning that no national implementing legislation in each Member State is required), and aims at simplifying and streamlining the approval of clinical trials in the EU. The main characteristics of the new Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all Member States of the European Union, or EU Member States, in which an application for authorization of a clinical trial has been submitted (Concerned Member States) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Concerned Member State. Strict deadlines have been established for the assessment of clinical trial applications.

PRIME Designation in the EU

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation where the marketing authorization application will be made through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the EMA’s CHMP, or Committee for Advanced Therapies, are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Fixed-Dose Combination Guideline

As with the FDA, the EMA has also issued guidelines to address review and approval of fixed-dose combination products. This EMA’s Guideline on clinical development of fixed combination medicinal products came into force on October 1, 2017. The basic scientific requirements for any fixed combination medicinal product are justification of the pharmacological and medical rationale for the combination, and establishment of the evidence base for the relevant contribution of all active substances to the desired therapeutic effect (efficacy and/or safety) and a positive benefit-risk for the combination in the targeted indication. For products that involve initial combination of two active ingredients, the EMA has indicated that the design of clinical efficacy/safety studies to support a fixed combination medicinal product application for initial treatment will depend on its rationale, specifically to achieve superior efficacy or improved safety compared to use of the single active substances. In situations when it has been established that monotherapy will not be adequate, appropriate or ethical to reach the desired therapeutic effect, initial use of combination therapy should be easily justified (e.g., HIV).

Marketing Authorization

To obtain a marketing authorization for a product European Economic Area (i.e., the EU as well as Iceland, Liechtenstein and Norway), or EEA, an applicant must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EEA. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP (for example, when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients). Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for six months’ supplementary protection certificate, or SPC, extension (provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to 2 years before the SPC expires).

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the EEA. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (i.e. gene therapy, somatic-cell therapy and tissue-engineered medicinal products)and products with a new active substance indicated for the treatment of certain diseases, including HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of public health, the centralized procedure is optional. The centralized procedure may at the request of the applicant also be used in certain other cases. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.

Under the centralized procedure, the CHMP is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days (excluding clock stops) but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation.

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

Conditional Marketing Authorization

The European Commission may also grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates intended for treating, preventing or diagnosing seriously debilitating or life-threatening diseases (including medicines designated as orphan medicinal products) or in a public health emergency, if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data post-authorization, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization. A conditional marketing authorization can be converted into a standard centralized marketing authorization (no longer subject to specific obligations) once the marketing authorization holder fulfils the obligations imposed and the complete data confirm that the medicine’s benefits continue to outweigh its risks.

Regulatory Data Protection in the EU

In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. Data exclusivity, if granted, prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the EU. During an additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be an innovative medical product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA (for a centrally authorized product) or by the competent authority of the relevant EU Member State (for a nationally authorized product). To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five-year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in case of centralized procedure) or on the market of the authorizing EU Member State (for a nationally authorized product) within three years after authorization, or if the product is removed from the market for three consecutive years, ceases to be valid (the so-called sunset clause).

Orphan Drug Designation and Exclusivity

Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five in ten thousand persons in the EU when the application is made, or (ii) without incentives it is unlikely that the marketing of the product in the EU would generate sufficient return to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure and a reduction or elimination of registration and marketing authorization fees. During the period of market exclusivity, a marketing authorization may only be granted for a “similar medicinal product” with the same orphan indication if: (i) the marketing authorization holder for the original orphan medicinal product consents to the authorization of the second orphan medicinal product; (ii) the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities of the product; or (iii) it is established that the second product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The period of market exclusivity may, in addition, be reduced to six years if at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation because, for example, the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

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
•
The marketing and promotion of authorized medicinal products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of medicinal products and/or the general public, are strictly regulated in the EU notably under Directive 2001/83EC, as amended, and are also subject to EU Member State national laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

The aforementioned EU rules are generally applicable in the EEA.

Data Protection Regulation in the European Economic Area and United Kingdom

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the EU General Data Protection Regulation, or EU GDPR and similar processing of personal data regarding individuals in the UK is subject to the UK General Data Protection Regulation, or UK GDPR, and the UK Data Protection Act 2018. In this Annual Report, GDPR refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA/UK, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU (commonly referred to as “Brexit”) on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore largely aligns with EU regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

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

Rest of the World Regulation

For other countries outside of Canada, the EU and the U.S., such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Coverage and Reimbursement

Successful commercialization of new drug products depends in part on the extent to which reimbursement for those drug products will be available from government health administration authorities, private health insurers, and other organizations. In the U.S., government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drug products they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford a drug product. Sales of drug products depend substantially, both domestically and abroad, on the extent to which the costs of drugs products are paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors.

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

In many countries, the prices of drug products are subject to varying price control mechanisms as part of national health systems. In general, the prices of drug products under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for drug products, but monitor and control company profits. Accordingly, in markets outside the U.S., the reimbursement for drug products may be reduced compared with the U.S.

In the U.S., the principal decisions about reimbursement for new drug products are typically made by CMS, an agency within the HHS. CMS decides whether and to what extent a new drug product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a drug product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

We cannot be sure that coverage or reimbursement will be available for any product that we commercialize and, if coverage and reimbursement are available, what the level of reimbursement will be. Coverage may also be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Future coverage and reimbursement may be subject to increased restrictions, such as prior authorization requirements, and to changes in the rates of reimbursement for orphan drug products both in the U.S. and in international markets. Reimbursement may impact the demand for, or the price of, any product for which we obtain regulatory approval.

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

Outside of the U.S., the pricing of pharmaceutical products is subject to governmental control in many countries. For example, in the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products, but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products will likely continue as countries attempt to manage healthcare expenditures.

Employees and Human Capital

As of December 31, 2022, we had 262 full-time employees. Of our workforce, 83 employees are directly engaged in research and development with the rest providing administrative, business and operations support. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

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
•
We have only recently obtained regulatory approval for and launched RELYVRIO in the U.S. and ALBRIOZA in Canada and, prior to their launch, we have never generated revenue from product sales. If the commercial launches of RELYVRIO in the U.S. and ALBRIOZA in Canada are unsuccessful, and AMX0035 is not approved in other jurisdictions or for other indications, we may never be profitable.
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
•
The regulatory approval processes of the FDA, Health Canada, the EMA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain or maintain regulatory approval for AMX0035 or any future product candidates, our business will be substantially harmed. A finding that our global Phase 3 PHOENIX trial is insufficient to support current or additional marketing authorizations in ALS could lead the FDA or Health Canada to restrict or withdraw prior regulatory approvals for RELYVRIO or ALBRIOZA, respectively, or we could decide, after consultation with regulatory authorities, to voluntarily withdraw RELYVRIO or ALBRIOZA from the marketplace.
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
•
Our use of third parties to manufacture AMX0035 and approved products in compliance with cGMP may increase the risk that we will not have sufficient cGMP, compliant quantities of AMX0035, products, or necessary quantities of such materials on time or at an acceptable cost.

Risks Related to Our Intellectual Property

•
Our commercial success depends on our ability to protect our intellectual property and proprietary technology.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

•
A pandemic, epidemic, or outbreak of an infectious disease, such as the ongoing COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results.
•
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, and high inflation and rising interest rates, any of which could have a material adverse effect on our business, financial condition and results of operations.
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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have invested substantial resources into our product development efforts and toward the commercialization of RELYVRIO, which has been recently approved by the FDA, and ALBRIOZA, which has received marketing authorization with conditions from Health Canada, but we have only recently begun generating revenue from product sales to date in the U.S., Canada or elsewhere. We will also continue to incur significant research and development and other expenses related to clinical development, commercialization, approvals in additional jurisdictions and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted the majority of our financial resources and efforts to research and development, including preclinical studies and our clinical trials, preparation for commercialization and, more recently, commercialization activities. Our financial condition and operating results, including our revenues, expenses and net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $198.4 million and $87.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $354.2 million. We may continue to incur significant losses and our financial results will be highly dependent upon the successful launch and commercial sales of RELYVRIO in the U.S. We will continue to incur expenses related to our research and development activities and pre-commercialization activities in Europe, among other things.

We anticipate that our expenses will increase substantially if and as we:

•
further build out our sales, marketing, pharmacovigilance and distribution infrastructure and scale-up manufacturing capabilities to commercialize AMX0035 and any product candidate for which we may obtain approval;
•
continue to develop and conduct clinical trials for AMX0035 for the treatment of ALS, AD, Wolfram and potential other additional indications, including our PHOENIX trial;
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
•
experience any delays or encounter any issues with any of the above, including but not limited to completion of post-marketing requirements, the potential that the EMA or other regulators require additional data to support the approval of AMX0035 for ALS, failed studies, negative or mixed clinical trial results, safety issues or other regulatory challenges;
•
establish sales, marketing, pharmacovigilance, distribution, manufacturing, supply chain and other commercial infrastructure to commercialize any products for which we may in the future obtain regulatory approval;
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

We are continuing to build out our infrastructure, including sales and marketing, distribution and manufacturing capabilities, for commercialization of AMX0035 in the U.S. and Canada. As of December 31, 2022, we had 262 full-time employees.

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

We have only recently obtained regulatory approval for and launched RELYVRIO in the U.S. and ALBRIOZA in Canada and, prior to their launch, we have never generated revenue from product sales. If the commercial launches of RELYVRIO in the U.S. and ALBRIOZA in Canada are unsuccessful, and AMX0035 is not approved in other jurisdictions or for other indications, we may never be profitable.

Our ability to become and remain profitable depends on our ability to generate revenue from our approved products, RELYVRIO in the U.S. and ALBRIOZA in Canada. Other than RELYVRIO in the U.S. and ALBRIOZA in Canada, we have not yet launched any other approved products for commercial sale and have only recently begun generating revenue from product sales. Successful commercialization will require achievement of many key milestones, which vary by jurisdiction and may include demonstrating safety and efficacy in clinical trials, obtaining and maintaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Even if we successfully launch and commercialize RELYVRIO in the U.S. and ALBRIOZA in Canada, we may be unable to achieve or maintain profitability, unless AMX0035 is approved in other jurisdictions or for additional indications. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We have only recently commenced our transition from a clinical-stage to a commercial-stage company. Our operations to date have been primarily limited to organizing, staffing and financing our company, raising capital, conducting research and development activities, including preclinical studies and clinical trials and preparing for and commencing commercialization of AMX0035. We have not yet demonstrated an ability to generate significant revenues, or clearly conduct sales and marketing activities necessary for successful product commercialization. In June 2022, AMX0035 received marketing authorization with conditions from Health Canada for the treatment of ALS. One of the conditions of the marketing authorization in Canada is the provision of data from our ongoing PHOENIX trial and other additional planned or ongoing studies. In September 2022, AMX0035 received marketing authorization from the FDA for the treatment of ALS in adults. We also have a pending MAA before the EMA, and we expect an opinion from CHMP mid-year and a decision in the third quarter of 2023 at the earliest. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early commercial stage, especially pharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history with these activities.

At a second meeting of the FDA’s Advisory Committee, on September 7, 2022, relating to AMX0035 for the treatment of ALS, we stated that if our PHOENIX trial is not successful then we will do what is right for patients, which includes voluntarily removing the product from the market. We will work in consultation with regulatory authorities when the PHOENIX data are available. We could also be required by regulatory authorities to withdraw AMX0035 from the marketplace. The outcomes of the PHOENIX trial and any potential withdrawal could have a material adverse effect on our business.

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

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching, developing and commercializing AMX0035 for the treatment of ALS, AD and potential additional indications, as well as any future product candidates we may develop;
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

We cannot be certain that additional funding will be available on acceptable terms, or at all. As a result of the economic challenges caused by the COVID-19 pandemic and economic uncertainty in various global markets due to geopolitical instability and conflict, including the ongoing conflict in Ukraine, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, high rates of inflation and rising interest rates, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive.

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

We believe that the revenue we have begun to generate with commercial sales of AMX0035 in the U.S. and Canada and our existing cash, cash equivalents, and short-term investments, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months after the date of the filing of this Annual Report. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

The rules dealing with U.S. federal, state, local and international income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. As of March 10, 2023, we had less than $1 million of our cash and cash equivalent and short-term investment balances on deposit with SVB, and also held securities in a sweep account and asset management account purchased through SVB but managed in segregated custodial accounts by third party asset managers.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
Loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•
Potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements; or
•
Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could result in material losses to us and may material adverse impacts on our business.

Risks Related to Commercialization of AMX0035 or Future Product Candidates

We have limited experience as a commercial company and we may not be successful in commercializing AMX0035 or any future product candidates in the U.S., Canada or anywhere else, if and when approved, and we may be unable to generate meaningful product revenue.

We recently launched ALBRIOZA in Canada and RELYVRIO in the U.S. and, if approved, we also intend to commercialize AMX0035 in the EU with specialized teams, given the relative rarity of ALS and certain of the other indications we are targeting. We are currently continuing to build the global marketing and sales team for the marketing, sales and distribution of AMX0035 and any future product candidates, if approved. In order to successfully commercialize AMX0035 for the treatment of ALS, AD and other indications, or any of our future product candidates that may be approved, we must build, on a territory-by-territory basis, marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so.

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
•
any views or opinions expressed by ALS or community organizations about the safety or efficacy of AMX0035;
•
the lack of complementary or symptomatic treatments to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
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

Our efforts to educate the ALS and other neurodegenerative disease medical communities and payors on the benefits of AMX0035 or any future product candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of AMX0035 or any future product candidates, and the indications we are targeting. Even if AMX0035 or any future product candidates are approved in any jurisdiction, if we are unable to successfully market our products successfully, we will not be able to generate significant revenues from such products.

If we are unable to expand our marketing, manufacturing and distribution capabilities or enter into agreements with third parties to market and sell any of AMX0035 or future product candidates for which we obtain marketing approval, we will be unable to generate any product revenue.

To successfully commercialize any products that may result from our development activities, we need to continue to expand our marketing, pharmacovigilance, manufacturing and distribution capabilities, either on our own or with others. The development of our own marketing and distribution effort is, and will continue to be, expensive and time-consuming and could delay any further product launch. Moreover, we cannot be certain that we will be able to develop this capability successfully. We may enter into collaborations regarding any approved product candidates with other entities to utilize their established marketing and distribution capabilities, however, we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize AMX0035 or any future product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of AMX0035 and any future product candidates, if approved. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

The market for AMX0035 for ALS, AD, Wolfram syndrome and other neurodegenerative diseases and for any future product candidates we may develop may be smaller than we expect.

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

Even if AMX0035 for the treatment of any indication, or any future product candidate of ours, is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians may be reluctant to add AMX0035 to their patients’ treatment regimen, or may cease to add AMX0035 to their patients’ treatment regimen. Further, patients often acclimate to the treatment regime they are currently taking and do not want to add additional treatments unless their physicians recommend it. Further, they may be unable to add AMX0035 to their treatment regimen due to lack of coverage and adequate reimbursement. In addition, even if we are able to demonstrate our product candidates’ safety and efficacy to Health Canada, the FDA, the EMA and other regulators, safety or efficacy concerns in the medical community may hinder market acceptance. Our ability to proactively educate health care professionals and patients may be limited based on the marketing restrictions in a given jurisdiction, specifically as they relate to the particular labeling approved by the applicable health authority.

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
•
the product’s convenience, tolerability and ease of administration compared to alternative treatments;
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

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the listed drug is invalid, unenforceable or will not be infringed by the generic product. In that case, the applicant may submit its application four years following approval of the listed drug and seek to launch its generic product even if we still have patent protection for our product unless an infringement suit is timely filed by the NDA or patent holder in which case the FDA cannot approve the ANDA for 30 months unless a court decision in favor of the generic manufacturer is issued earlier. For fixed dose combination products, the FDA has taken the position that a combination product will be eligible for NCE exclusivity (also known as data exclusivity) if it contains a new active moiety, even if the fixed-combination also contains a drug substance with a previously approved active moiety.

We have received NCE exclusivity from the FDA for RELYVRIO and such exclusivity expires in September 2027. In addition, in connection with our Health Canada marketing authorization with conditions, ALBRIOZA was added to the Register of Innovative Drugs, which provides an eight year period of market exclusivity. The regulatory authorities in the U.S. and Europe may reach different conclusions from Health Canada with respect to exclusivity for AMX0035.

If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to the invalidity or non-infringement of any patents listed for our products in the Orange Book. If an infringement suit is timely filed by the NDA or patent holder, the FDA cannot finally approve the ANDA for 30 months unless a court decision in favor of the generic manufacturer is issued earlier. Three-year exclusivity is given to a drug if it contains an active moiety that has previously been approved, and the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are determined by the FDA to be essential to the approval of the NDA. This form of data exclusivity is known as New Clinical Investigation, or NCI, exclusivity. If AMX0035 is approved for future uses or if future candidates are approved with only NCI exclusivity, generic manufacturers may file their ANDAs anytime following approval of AMX0035 and seek to launch their generic products following the expiration of the three year market exclusivity period, even if we still have patent protection for our product.

In addition, in the U.S. the FDCA provides a period of seven years of orphan drug exclusivity for drugs that treat small patient populations less than 200,000 patients or for which there are more than 200,000 patients but there is no reasonable expectation that the cost of developing and making the drug for such disease or condition will be recovered from sales in the U.S. of such drug. AMX0035 has been granted orphan drug designation for the treatment of ALS, and with the approval of AMX0035 (RELYVRIO) by the FDA in September 2022 for the treatment of ALS in adults, the product is entitled to orphan drug exclusivity and the FDA cannot approve a generic or a brand product that contains the same active moiety for the same orphan indication as AMX0035, for a period of seven years, subject to certain exceptions. This period runs concurrent with the NCE exclusivity period.

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

In the EU, innovative medicinal products (including both small molecules and biological medicinal products), sometimes referred to as new active substances, or NAS, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. This 10-year marketing exclusivity period may be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. However, even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials. We have applied for NAS status for AMX0035 in the EU. Irrespective of the NAS status, we expect that AMX0035 will be eligible for Orphan Market Exclusivity if the orphan designation is maintained.

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

If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for AMX0035 or any future approved products withdrawn or restricted by regulatory authorities, or we may voluntarily do so, and our ability to market AMX0035 or any future approved products, to develop AMX0035 in the U.S., Canada or additional jurisdictions or for additional indications, and to develop and seek approval for additional product candidates could become limited, which could adversely affect our ability to achieve or sustain profitability. As a result, the cost of compliance with post-approval regulatory requirements may have a negative effect on our operating results and financial condition.

Healthcare insurance coverage and reimbursement, both from public drug plans and private health care insurers, may be limited or unavailable for RELYVRIO in the U.S. and ALBRIOZA in Canada, and for AMX0035 and any future product candidates, if approved anywhere else, which could make it difficult for us to sell any product candidates or therapies profitably.

The success of AMX0035 and any future product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. Because AMX0035 and any future product candidates represent new approaches to the treatment of the diseases they target, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, AMX0035 and any future product candidates or for any product that we may develop. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to any current or future product candidates we may develop (e.g., for the administration of our product candidate to patients) is also important. Inadequate reimbursement for such services may lead to physician and payor resistance and adversely affect our ability to market or sell AMX0035 or any future product candidates we may develop. In addition, we may need to develop new reimbursement models, in order to realize adequate value. Payors may not be able or willing to adopt such new models and patients may be unable to afford that portion of the cost that such models may require them to bear. If we determine such new models are necessary, but we are unsuccessful in developing them, or if payors do not adopt such models, our business, financial condition, results of operations and prospects could be adversely affected. For additional information on coverage and reimbursement, see the section entitled “Business—Government Regulation—Coverage and Reimbursement” in this Annual Report.

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

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see the section entitled “Business – Government Regulation – Current and Future U.S. Healthcare Reform Legislation” in this Annual Report.

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

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent

U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The effect of these reform efforts on our business and the healthcare industry in general is not yet known.

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies conduct research, sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, see the section entitled “Business – Government Regulation - Other U.S. Healthcare Laws” in this Annual Report.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other information processing worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EEA and UK, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining the consent of the individuals to whom the personal data relates, providing detailed information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA/UK that are not considered by the European Commission and the UK government as providing “adequate” protection to personal data, including the U.S., and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the U.S. Such transfers of personal data outside of the EEA and UK are prohibited unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) has been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA/UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA/UK personal data is transferred and which service providers we can utilize for the processing of EEA/UK personal data. The GDPR also permits data protection authorities to require the destruction of improperly gathered or used personal information and or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or €20 million (£17.5 million), whichever is greater and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, EU member states have adopted national laws to supplement the EU GDPR, which may partially deviate from the EU GDPR, and the competent authorities in the EU Member States may interpret EU GDPR obligations slightly differently from country to country, such that we do not expect to operate in a uniform legal landscape in the EEA with respect to data protection regulations. Although the UK is regarded as a third country under the EU GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK Government has introduced a Data Protection and Digital Information Bill, or UK Bill, into the UK legislative process to reform the UK’s data protection regime, and if passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regimes and threaten the UK Adequacy Decision from the European Commission, which may lead to additional compliance costs for us and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

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

Compliance with the above requirements and any other data privacy and data security laws and regulations is a rigorous and time-intensive process and requires significant resources and an ongoing review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to the Discovery and Development of Our Current and Future Product Candidates

We currently depend on the success of AMX0035. If we are unable to maintain, or obtain additional, regulatory approvals for, and successfully commercialize, AMX0035, or experience significant delays in doing so, our business may be materially harmed.

We currently only have one advanced product candidate, AMX0035, and our current business and future success depends entirely on our ability to develop, maintain, or obtain additional, regulatory approvals for, and then successfully commercialize, AMX0035, which we are developing for patients with ALS, Wolfram syndrome, AD and other neurological diseases. To date, we have obtained limited clinical trial data supporting AMX0035, having only completed a clinical trial of 137 patients with ALS and a clinical trial in 95 patients with AD. We are conducting a global Phase 3 clinical trial of AMX0035 in ALS and intend to conduct additional clinical trials for other indications in the future. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate.

We recently received approval from the FDA for RELYVRIO for the treatment of ALS in adults and marketing authorization with conditions from Health Canada for ALBRIOZA for the treatment of ALS and we have a MAA pending before the EMA for AMX0035. Accordingly, we are investing the majority of our efforts and financial resources in the further development and commercialization of our product candidate, AMX0035, for the treatment of ALS and other diseases. Successful continued development and additional regulatory approvals of AMX0035 for our initial and potential additional indications is critical to the future success of our business. We will need to have sufficient funds for, and successfully enroll and complete, our clinical development of AMX0035 for the treatment of ALS, AD and other indications. The future regulatory and commercial success of AMX0035 or any future product candidates are subject to a number of risks, including the following:

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

If we are not successful in commercializing AMX0035, or are significantly delayed in doing so, our business will be materially harmed, and we may need to curtail or cease operations. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA, Health Canada, the EMA, and other regulatory agencies in the U.S. and other countries, and such regulations differ from country to country. We are not permitted to market AMX0035 until we receive approval or marketing authorization from the relevant regulatory authority. In September 2022, we received approval from the FDA for AMX0035 (RELYVRIO) for the treatment of ALS in adults and, as part of our approval of RELYVRIO in the U.S., we have post-marketing requirements to conduct carcinogenicity studies in mice and rats, drug-drug interaction studies, and studies in patients with kidney or liver impairment. We also received marketing authorization with conditions from Health Canada for AMX0035 (ALBRIOZA) for the treatment of ALS. One of the conditions of the approval in Canada is the provision of data from our ongoing PHOENIX trial and additional planned or ongoing studies. We are also actively pursuing regulatory approval of AMX0035 for the treatment of ALS in Europe. Our MAA remains under review by the CHMP of the EMA. We completed the Scientific Advisory Group meeting. Certain major objections remain, and the CHMP has adopted another round of questions as part of the regulatory process. We are now in possession of those questions. In order to respond in accordance with the updated timelines, we now expect an opinion from CHMP mid-year and a decision in the third quarter of 2023 at the earliest. It is possible that we may be unable to successfully address the outstanding major objections to achieve EMA approval in this review cycle.

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

The regulatory approval processes of the FDA, Health Canada, the EMA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain or maintain regulatory approval for AMX0035 or any future product candidates, our business will be substantially harmed. A finding that our global Phase 3 PHOENIX trial is insufficient to support current or additional marketing authorizations in ALS could lead the FDA or Health Canada to restrict or withdraw prior regulatory approvals for RELYVRIO or ALBRIOZA, respectively, or we could decide, after consultation with regulatory authorities, to voluntarily withdraw RELYVRIO or ALBRIOZA from the marketplace.

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the U.S., Canada, or the EU without obtaining regulatory approval from the FDA, Health Canada, or the EMA, respectively. Regulatory authorities in other jurisdictions may have similar requirements. The time required to obtain approval by the FDA, Health Canada, the EMA and other comparable foreign regulatory authorities is unpredictable, and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. The FDA in any approval needs to determine that there is substantial evidence of effectiveness. This finding can be substantiated based on two adequate and well-controlled studies, or in certain circumstances on a single, large, multicenter, adequate and well-controlled study that is very persuasive or from a single adequate and well-controlled study together with confirmatory evidence. FDA regulations and guidance also allow for greater flexibility and tolerance for uncertainty in the context of rare and fatal diseases. In June 2022, we obtained marketing authorization with conditions for AMX0035 (ALBRIOZA) in Canada and in September 2022, we received approval from the FDA for AMX0035 (RELYVRIO) in the U.S. While we have received approval from the FDA and marketing authorization with conditions from Health Canada, and have submitted an MAA to the EMA, to date, we have not submitted any other similar drug approval submissions to comparable foreign regulatory authorities for AMX0035 or any other product candidate. Our MAA for AMX0035 is still under review by the EMA, and there can be no assurance that we will receive approval. We completed the Scientific Advisory Group meeting. Certain major objections remain, and the CHMP has adopted another round of questions as part of the regulatory process. We are now in possession of those questions. In order to respond in accordance with the updated timelines, we now expect an opinion from CHMP mid-year and a decision in the third quarter of 2023 at the earliest. It is possible that we may be unable to successfully address the outstanding major objections to achieve EMA approval in this review cycle.

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

Our approval of RELYVRIO by the FDA was granted following a positive recommendation for approval at the second virtual meeting of the Advisory Committee held on September 7, 2022. The Advisory Committee initially met on March 30, 2022 and voted 4 (yes) and 6 (no) on the question of whether the data from our randomized, controlled Phase 2 CENTAUR trial and OLE established a conclusion that AMX0035 is effective in the treatment of patients with ALS. At the second meeting of the Advisory Committee, the Advisory Committee voted 7 (yes) to 2 (no) in response to the question of whether available evidence of effectiveness is sufficient to support approval of AMX0035 for the treatment of ALS, taking into account the unmet need in ALS, the status of the ongoing PHOENIX trial and the seriousness of ALS. Although the FDA subsequently approved RELYVRIO for the treatment of ALS in adults, at this meeting and the previous Advisory Committee meeting, the FDA presented concerns regarding choices of statistical models for the prespecified primarily analysis and the interpretability of the survival results included in our marketing application. Other regulatory authorities may present similar concerns regarding our data when reviewed to support marketing applications for AMX0035 for the treatment of ALS. For example, the Rapporteurs Day 190 Joint CHMP Response Assessment Report contains major objections relating to the sufficiency of the clinical data in CENTAUR to support approval. If we experience delays in obtaining and maintaining regulatory approval or if we fail to obtain or maintain such approvals, the commercial prospects for AMX0035 may be harmed and our ability to generate revenues or obtain additional approvals and the value of our common stock will be materially impaired.

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

The FDA reviews an NDA to determine whether the product is safe and effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. This finding can be substantiated based on two adequate and well-controlled studies, or in certain circumstances on a single, large, multicenter, adequate and well-controlled study that is very persuasive or from a single adequate and well-controlled study together with confirmatory evidence. The FDA may not agree that this standard is met. Accordingly, there can be no assurance that for AMX0035 or future product candidates the FDA and other regulatory agencies, including Health Canada and the EMA, will not require additional clinical trials beyond what we may plan to conduct. This may be the case particularly as these regulatory authorities may consult with one another or as we may be required to apprise the respective agencies of studies we are conducting of AMX0035 for ALS in conjunction with our requests for marketing approval or in response to post-marketing requirements from the respective agency. In September 2022, we received approval for AMX0035 from the FDA for the treatment of ALS in adults, and as a part of our approval, we have post-marketing requirements to conduct carcinogenicity studies in mice and rats, drug-drug interaction studies, and studies in patients with kidney or liver impairment. In July 2022, we received marketing authorization for AMX0035 from Health Canada, with conditions, for the treatment of ALS. One of the conditions of the approval is the provision of data from our ongoing PHOENIX trial. There is no guarantee that Health Canada will accept the data from our PHOENIX trial and grant authorization without conditions for AMX0035 for the treatment of ALS. Additionally, the EMA may also find that our CENTAUR trial, together with any data from our global Phase 3 PHOENIX trial that may be provided during or after the review period for these applications, is not sufficient to support our request for marketing authorization in the EU. It is typically the case not just in the U.S., but also in Canada and Europe, that marketing approvals are based on two Phase 3 clinical studies. Moreover, any finding by another regulatory authority that our global Phase 3 PHOENIX trial is insufficient to support additional marketing authorizations in ALS could lead the FDA or Health Canada to restrict or withdraw prior regulatory approvals for RELYVRIO and ALBRIOZA, respectively. At the second meeting of the Advisory Committee on September 7, 2022, we stated that if our PHOENIX trial is not successful then we will do what is right for patients, which includes voluntarily removing the product from the market. Any such findings by a regulatory authority or decision to voluntarily withdraw AMX0035 from the marketplace would materially harm our ability to generate revenue and become profitable.

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

Since March 2020, when foreign and domestic inspections were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. For example, with respect to new sites or facilities in the EEA which have never had a cGMP inspection or authorization, the EMA has stated that a distant assessment may be conducted in order to evaluate if the site could be authorized without an on-site pre-approval inspection. If an approval is granted, it should be indicated that the certificate has been granted on the basis of a distant assessment and an on-site inspection should be conducted when circumstances permit. If a cGMP certificate cannot be granted as a result of the distant assessment, a clock-stop in the regulatory approval process will be imposed until an on-site inspection is possible. In addition, even if we were to obtain approval, regulatory authorities may approve AMX0035 or any future product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing preclinical studies and clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for AMX0035 or any future product candidates.

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

The results of early-stage clinical trials and preclinical studies may not be predictive of future results. Initial or preliminary data in our clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.

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

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for AMX0035 or any future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by Health Canada, the FDA, the EMA or other comparable foreign regulatory authorities. Additionally, certain clinical trials for AMX0035 and any future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants. For example the number of patients suffering from ALS, is small and, in some cases, has not been established with precision. If the actual number of patients with these diseases is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of AMX0035 or any future product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. For example, ALS patients have significant mobility issues, morbidities and other complications that have historically made retention in ALS trials, more challenging. These challenges are also present with many other neurodegenerative indications, including indications for which we may run clinical trials in the future. In the past, we have had discontinuations in our clinical trials, including in our CENTAUR trial and CENTAUR OLE trial. Discontinuations may occur in current or future trials and could result in delays of completion of our clinical trials and affect our ability to enroll additional patients in our clinical trials and impact the integrity of data from our clinical trials.

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

Any negative results we may report in clinical trials of AMX0035 or any future product candidate may also make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop AMX0035 in ALS, AD and additional indications and any future product candidates, or could render further development impossible. For example, the impact of public health epidemics, such as the ongoing COVID-19 pandemic, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us or our partners from completing our clinical trials at all, and harm our ability to obtain and maintain approval for such product candidate. Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, whether as a result of the COVID-19 pandemic and related illness, the integrity of data from our clinical trials may be compromised or not accepted by Health Canada, the FDA, the EMA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

Undesirable side effects caused by AMX0035, or any future product candidate, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval by the FDA, Health Canada, the EMA or comparable foreign regulatory authorities. Results of our preclinical studies or clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In clinical trials of AMX0035 to date, AMX0035 has been generally well-tolerated, with most common treatment-emergent adverse events including diarrhea, abdominal pain, nausea, upper respiratory infection, constipation, headache, fatigue, proteinuria, and decreased appetite. In animal studies, administration of AMX0035 to rats throughout pregnancy and lactation resulted in increased offspring mortality at all doses tested, which were less than or similar to the clinical doses tested in our clinical trials. However, there can be no guarantee that we would observe a similar tolerability profile of AMX0035 in our ongoing global Phase 3 PHOENIX clinical trial or in other future clinical trials for ALS or other indications. Many compounds that initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

If unacceptable or severe side effects arise in the development of AMX0035 or any future product candidates, we, the FDA, Health Canada, the EMA or comparable foreign regulatory authorities, the IRBs, or independent ethics committees at the institutions in which our trials are conducted, or the independent safety monitoring committee could suspend or terminate our clinical trials or regulatory authorities could order us to cease clinical trials or deny approval of AMX0035 or any future product candidates for any or all targeted indications. Treatment-emergent side effects that are deemed to be drug-related could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Undesirable side effects in one of our clinical trials for AMX0035 in one indication could adversely affect enrollment in clinical trials, regulatory approval and commercialization of AMX0035 in other indications. Additionally, there may be negative findings regarding components of AMX0035 or future product candidates by other parties. For example, Humanitas Mirasole SpA, or Humanitas, is conducting a Phase 3 clinical trial in the EU to assess the safety and efficacy of TURSO in patients with ALS which may lead to additional findings as to the safety profile of TURSO. Any negative findings by third parties may impact the future approvability or labeling of AMX0035 or other product candidates we may develop. In addition, side effects may not be appropriately recognized or managed by the treating medical staff. We have no relationship with Humanitas. If their Phase 3 clinical trial is successful and TURSO is approved by the FDA or any other regulatory agency, TURSO may become a commercialized product competitive with AMX0035, unless our intellectual property protections and any regulatory exclusivities we possess or may possess in the future prevent such commercialization. Inadequate training in recognizing or managing the potential side effects of AMX0035 or any future product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We are developing AMX0035 for the treatment of ALS, AD and other potential future indications for which there are currently limited or no available therapeutic options. It is possible for individuals or groups to target companies with disruptive social media campaigns related to a request for access to unapproved drugs for patients with significant unmet medical need. If we experience a similar social media campaign regarding our decision to provide or not provide access to AMX0035 or any of our future product candidates under an expanded access policy, our reputation may be negatively affected and our business may be harmed. On March 18, 2022, we launched an FDA-authorized EAP in the U.S. for AMX0035 for certain adults with ALS and this program will be wound down alongside the commercial launch of RELYVRIO in the U.S., with a target close of the EAP in the first half of 2023. We may launch additional EAPs of AMX0035 in the EU.

In the past, media attention to individual patients’ expanded access requests has resulted in the introduction and enactment of legislation at the local and national level, including the Accelerating Access to Critical Therapies for ALS Act and prior “Right to Try” laws, such as the federal Right to Try Act of 2017, which are intended to allow patients access to unapproved therapies earlier than traditional EAPs and the former of which is intended to support research and development related to ALS, specifically. A possible consequence of both activism and legislation in this area may be the need for us to initiate an EAP beyond that which we have submitted to the FDA or to make AMX0035 or any future product candidates more widely available sooner than anticipated.

In addition, some patients who receive access to drugs prior to their commercial approval through compassionate use, EAPs or right to try access have life-threatening illnesses and have exhausted all other available therapies. The risk for SAEs in this patient population is high, which could have a negative impact on the safety profile of AMX0035 or future product candidates, which could cause significant delays or an inability to successfully commercialize AMX0035 or future product candidates, which could materially harm our business. We may in the future need to restructure or pause any future compassionate use and/or EAP we initiate in order to perform the controlled clinical trials required for regulatory approval and successful commercialization of AMX0035 or future product candidates, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs.

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

We may not be successful in our efforts to expand our pipeline by identifying additional product candidates or indications and modifications for which to investigate AMX0035 in the future. We may expend our limited resources to pursue particular product candidates or indication or formulation for AMX0035 and fail to capitalize on such product candidates or indications or formulations of AMX0035 that may be more profitable or for which there is a greater likelihood of success.

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

We plan to conduct several clinical trials for AMX0035 in parallel over the next several years, including multiple clinical trials in patients with ALS and other indications, which may make our decision as to which indication to prioritize more difficult. As a result, we may forgo or delay pursuit of opportunities with other indications that we believe could have had greater commercial potential or likelihood of success. In addition, we are continuing to evaluate plans to explore the use of

AMX0035 in patients with AD, Wolfram syndrome and other indications, and other product candidates in ALS and additional neurodegenerative diseases. However, we may focus on or pursue one or more of our target indications over other potential indications and product candidates and such development efforts may not be successful, which would cause us to delay the clinical development and approval of AMX0035, and other product candidates. Furthermore, research activities to identify additional indications for AMX0035 require substantial technical, financial, and human resources. We may not successfully develop these additional modifications for chemistry-related, stability-related, or other reasons. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for specific indications or formulations of AMX0035 or other product candidates may not yield any commercially viable products.

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

Further, although our reliance on these third parties for clinical development activities limits our control over these activities, we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. Moreover, the FDA, the EMA and competent authorities of the EU Member States require us to comply with Good Clinical Practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and IRBs. If we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or other regulatory body may require us to perform additional clinical trials before approving AMX0035, including for additional indications, or any future product candidates, which would delay the regulatory approval process. We cannot be certain that, upon inspection, the FDA, the EMA or other regulatory body will determine that any of our clinical trials comply with GCPs. For example, our clinical trial sites and investigators have in the past and may in the future engage in protocol deviations which could impact the overall interpretability of the outcomes of our clinical trials. We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, such as ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Our use of third parties to manufacture AMX0035 and approved products in compliance with cGMP may increase the risk that we will not have sufficient cGMP-compliant quantities of AMX0035, products, or necessary quantities of such materials on time or at an acceptable cost.

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

We currently engage third-party manufacturers to provide the APIs of AMX0035 and for the final drug product formulation of AMX0035 that is being used in our clinical trials and for expanded access and commercial supply, and we engage separate third-parties for the blending and packaging of finished clinical materials. We must be able to demonstrate comparability of drug substance across suppliers along with stability data across suppliers. We currently rely on a single manufacturer to supply one of our APIs and a separate manufacturer to supply the other. Although we believe that there are several potential alternative manufacturers who could manufacture each of the APIs in AMX0035, we may incur added costs and delays in identifying and qualifying any such replacement. In addition, we typically order raw materials and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. Moreover, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of AMX0035, and any future products and product candidates will depend on whether the economic challenges caused by the COVID-19 pandemic continue to impact the global economy and supply chains, among many other factors. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of AMX0035 or any future product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of AMX0035, and the costs of manufacturing could be prohibitive.

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

In addition to patents, we also may rely on trade secrets to protect our proprietary product candidate, especially where we do not believe patent protection is appropriate or obtainable. Trade secrets are difficult to protect. We seek to protect our confidential proprietary information, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and collaborators. These agreements are designed to protect our proprietary information. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, our employees, consultants, contractors, outside scientific collaborators and other advisers may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time-consuming, and the outcome is unpredictable, and we may not be able to obtain adequate remedies for such breaches. We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our IT systems, but it is possible that these security measures could be breached. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Notably, proprietary technology protected by a trade secret does not preempt the patenting of independently developed equivalent technology, even if such equivalent technology is invented subsequent to the technology protected by a trade secret. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

A pandemic, epidemic, or outbreak of an infectious disease, such as the ongoing COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results.

We are subject to risks related to public health crises such as the ongoing COVID-19 pandemic. For instance, from 2020 through 2022, we experienced certain impacts of the COVID-19 pandemic, including alterations to our preclinical and clinical trial activities, such as scheduling certain work off-site and performing off-site assessments. There can be no guarantee we will not experience other impacts, such as being forced to further delay or pause enrollment, experiencing potential interruptions to our supply chain, facing difficulties or additional costs in enrolling patients in future clinical trials or being able to achieve full enrollment of our studies within the timeframes we anticipate, or at all.

The economic challenges caused by the COVID-19 pandemic has been and may continue to be extensive in many aspects of society and could continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. The full extent to which the COVID-19 pandemic could ultimately impact our business, preclinical studies, clinical trials and financial results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the emergence of new variants and subvariants of the virus that causes COVID-19, such as the Omicron variants and subvariants, for which current vaccinations may be less effective or ineffective, among others. Other global health concerns could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

Any negative impact the COVID-19 pandemic or any future pandemic or similar disruption has on patient enrollment or treatment, or the development of AMX0035 and any future product candidates, could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize AMX0035 and any future product candidates, if approved, increase our operating expenses, which could have a material adverse effect on our financial results. The COVID-19 pandemic has also caused significant volatility in public equity markets and disruptions to the U.S. and global economies and any future pandemic or similar disruption could lead to further market dislocation. Any such increased volatility and economic dislocation may make it more difficult for us to raise capital on favorable terms, or at all. If we or any of the third parties with whom we engage were to experience business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial conditions. To the extent the COVID-19 pandemic or any future pandemic or similar disruption adversely affects our business and financial results, it may also heighten many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to the timing and completion of our clinical trials and our ability to obtain future financing.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, and high inflation and rising interest rates, any of which could have a material adverse effect on our business, financial condition and results of operations.

U.S. and global markets are experiencing volatility and disruption caused by the ongoing Russia-Ukraine conflict and the effects of sanctions imposed on Russia as a result of the conflict. In February 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has contributed to record inflation globally. We are continuing to monitor inflation, the situation in Ukraine and global capital markets and assessing its potential impact on our business, including the impact on the supply chains we rely on for the manufacture of AMX0035 or other future product candidates.

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

As of December 31, 2022, we had 262 full-time employees. Our focus on the development of AMX0035 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop AMX0035 or to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in Annual Report, these factors include:

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
•
general political, geographical, and economic conditions, including the impact of the COVID-19 pandemic, historically high inflation, rising interest rates and the ongoing conflict in Ukraine; and
•
other events or factors, many of which are beyond our control.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in the rate of inflation and interest rates, increases in unemployment rates and uncertainty about economic stability, including most recently in connection with the ongoing COVID-19 pandemic and the conflict in Ukraine. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events such as the war in the Ukraine. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 8, 2023, we had outstanding 66,716,388 shares of common stock, which may be resold in the public market immediately without restriction, unless held by our affiliates. Moreover, holders of approximately 15.9 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, own a significant portion of our common stock. As a result, these stockholders acting together, could be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

We, our collaborators, our CROs, third-party logistics providers, distributors and other contractors and consultants utilize IT systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware, viruses, spamming or other means, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. These threats pose a risk to the security of our, our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws, and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the U.S. and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that maybe imposed; and could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed, ongoing or future clinical trials for AMX0035 or any of our future product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of $203.2 million and $164.1 million, respectively, some of which begin to expire in 2034. As of December 31, 2022 and 2021, we also had U.S. federal research and development tax credit carryforwards of $4.6 million and $2.7 million, respectively, which begin to expire in 2029. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. U.S. federal and certain state net operating losses generated in taxable years beginning after December 31, 2017 are not subject to expiration. Federal net operating losses generally may not be carried back to prior taxable years except that, under the Coronavirus Aid, Relief and Economic Security Act, federal net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five taxable years preceding the taxable year in which the loss arises. Additionally, for taxable years beginning after December 31, 2020, the deductibility of federal net operating losses generated in taxable years beginning after December 31, 2017 is limited to 80% of our taxable income in such taxable year.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least five percent of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing federal and state NOLs and our existing research and development credits may be subject to limitations arising from previous ownership changes and, if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. We have not yet completed a Section 382 analysis. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above, we have incurred significant net losses since our inception and anticipate that we may incur significant losses in the future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Details of our principal properties as of December 31, 2022, are provided below:

Property Description	Location	Square Footage	Property Interest	Initial Lease Term End Date
Office space	Cambridge, Massachusetts	8,850	Leased	October 2026
Office space	Cambridge, Massachusetts	24,400	Leased	July 2025

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

Holders of Record

As of March 8, 2023, we had approximately 28 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, we did not issue or sell any unregistered securities.

Use of Proceeds from Initial Public Offering

On January 6, 2022, our Registration Statements on Form S-1 (File Nos. 333-261703 and 333-262046) relating to our initial public offering, or IPO, were declared effective by the SEC. As of December 31, 2022, all proceeds from our IPO were fully utilized primarily to advance AMX0035 through clinical trials, manufacture drug supply, prepare for potential commercialization and for working capital and general corporate purposes.

Item 6. [Reserved]

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

Overview

Our mission is to one day end the suffering caused by neurodegenerative diseases. We are committed to supporting and creating more moments for the neurodegenerative disease community through the discovery and development of innovative new treatments. Our first product, RELYVRIO® (sodium phenylbutyrate and taurursodiol), previously known as AMX0035 in the U.S., is approved in the U.S. for the treatment of ALS in adults. AMX0035 is also approved with conditions by Health Canada and marketed as ALBRIOZA for the treatment of ALS in Canada.

Unlike most other cells in the body that regularly die and are replaced as part of healthy function, mature neurons are normally resistant to cell death and generally cannot regenerate. We believe AMX0035 is the first drug candidate to show both a functional and survival benefit in a large-scale clinical trial of patients with amyotrophic lateral sclerosis, or ALS. The results of our Phase 2 clinical trial of AMX0035, known as the CENTAUR trial, were published in the New England Journal of Medicine, in two publications in Muscle & Nerve, and in the Journal of Neurology, Neurosurgery, and Psychiatry.

AMX0035 is a dual UPR-Bax apoptosis inhibitor composed of PB and TURSO (also known as TUDCA). Through the resolution of the UPR and by inhibiting translocation of the Bax to the outer mitochondrial membrane, we have shown in multiple models that AMX0035 can keep neurons alive under a variety of different conditions and stresses, including in in vitro models of neurodegeneration, endoplasmic reticulum, or ER, stress, mitochondrial dysfunction, oxidative stress and disease-specific models of a variety of other conditions, as well as in vivo models of ALS, Alzheimer’s disease, or AD, and multiple sclerosis, or MS. We believe AMX0035 has the potential to be a foundational therapy, meaning that it could be used alone or in conjunction with other therapies to change the treatment paradigm across a broad range of neurodegenerative diseases. We are pursuing ALS as our first indication as it is a disease of rapid and profound neurodegeneration, and we are focused on the development and potential commercialization of AMX0035 for ALS globally.

We have received marketing authorization with conditions by Health Canada for ALBRIOZA for the treatment of ALS. We announced commercial availability of the product in July 2022. We have submitted to and received from the national reimbursement authorities, known as the Canadian Agency for Drugs and Technologies in Health, or CADTH, and l’Institut national d’excellence en santé et en services sociaux, or INESSS, recommendations regarding reimbursement for ALBRIOZA by the Canadian provincial governments, and are negotiating with both public and private payers to obtain reimbursement coverage.

We received approval by the FDA for RELYVRIO in September 2022, and commercial product was first available in October 2022. This decision represented Amylyx’ first regulatory approval of AMX0035 in the U.S. and its second worldwide.

We are also actively pursuing regulatory approval of AMX0035 for the treatment of ALS in Europe. Our MAA remains under review by the Committee for Medicinal Products for Human Use, or CHMP, of the EMA. We submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, in Europe in the first quarter of 2022, which was validated in the same quarter. We completed the Scientific Advisory Group meeting. Certain major objections remain, and the CHMP has adopted another round of questions as part of the regulatory process. We are now in possession of those questions. In order to respond in accordance with the updated timelines, we now expect an opinion from CHMP mid-year and a decision in the third quarter of 2023 at the earliest.

In November 2021, we initiated a Phase 3 clinical trial of AMX0035 for the treatment of ALS, known as PHOENIX trial, at clinical trial sites in the U.S. and Europe. On February 2, 2023, we announced completion of enrollment in PHOENIX, which enrolled 664 participants. We anticipate topline results from the PHOENIX trial in mid-2024. This trial is designed to provide further data evaluating the safety and efficacy of AMX0035 over 48 weeks for the treatment of ALS to further support our global regulatory efforts. European participants completing the 48-week trial have the option to enroll in an open label extension (OLE) phase. During this phase, all participants receive AMX0035, and continued safety and efficacy measures will be assessed.

We were incorporated under the laws of the State of Delaware on January 10, 2014. Between 2020 and 2022 we created wholly owned subsidiaries, Amylyx Pharmaceuticals Canada, Inc., or Amylyx Canada, in Calgary, Canada, Amylyx Pharmaceuticals EMEA B.V., or Amylyx EMEA, in Amsterdam, Netherlands, Amylyx Pharmaceuticals Distribution Ltd., or Amylyx Ireland, in Dublin, Ireland, Amylyx Pharmaceuticals Germany GmbH, or Amylyx Germany, in Munich, Germany and Amylyx Pharmaceuticals France SAS, or Amylyx France, in Paris, France. Since inception, we have devoted substantially all of its efforts to research and development and pre-commercialization activities, including recruiting management and technical staff, raising capital, producing materials for preclinical studies and clinical trials, and building infrastructure to support such activities. Other than RELYVRIO in the U.S. and ALBRIOZA in Canada, we do not have any products approved for sale and as of December 31, 2022. As of December 31, 2022, we have funded our operations primarily through the public offering of our common stock, private sales of preferred stock, and convertible notes. We have also generated grant revenues through five grants from ALS Association, ALS Finding a Cure Foundation, Cure Alzheimer’s Fund, Alzheimer’s Drug Discovery Foundation and Alzheimer’s Association, or Grantors.

We have incurred operating losses since inception, including a net loss of $198.4 million and $87.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $354.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our approved products. We may continue to incur significant losses and our financial results will be highly dependent upon our successful commercialization of RELYVRIO in the U.S. We will continue to incur significant expenses as we advance AMX0035 and any future product candidates through preclinical and clinical development, hire additional clinical, scientific, management and administrative personnel, seek regulatory approval and pursue commercialization of any approved product candidates. To date, we have primarily developed AMX0035 internally, with assistance from our network of contract research organizations, or CROs, and other advisors. This has resulted in increased research and development spending but has enabled us to manage AMX0035 efficiently through the development and manufacturing process.

We also expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. As a result, we may need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate sufficient revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies, royalty financings, or other strategic transactions. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances, however, that our current operating plan will be achieved or that additional funding, if required, will be available on terms acceptable to us, or at all.

As of December 31, 2022, we had cash, cash equivalents and short-term investments of $346.9 million. On October 11, 2022, we completed the sale of 7,697,812 shares of our common stock in an underwritten public offering, or our 2022 follow-on offering, pursuant to which we received net proceeds of approximately $230.6 million, including exercise in full of the underwriters' option to purchase additional shares, and after deducting underwriting discounts and commissions and other offering costs. We believe that the revenue we have begun to generate with commercial sales of AMX0035 in the U.S. and Canada and our existing cash, cash equivalents, and short-term investments, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months after the date of the filing of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.

Impact of COVID-19 and Other Macroeconomic Factors

The development of AMX0035 and any future product candidates could be disrupted and materially adversely affected in the future by the continuing COVID-19 pandemic or any future pandemic or calamity. The spread of COVID-19 and identification of new variants and subvariants of the virus has impacted the global economy and our operations, including requiring us to make certain alterations to our preclinical and clinical trial activities, such as scheduling certain work off-site and performing off-site assessments. The COVID-19 pandemic could also continue to affect our employees or the employees of research sites and service providers on whom we rely as well as those of companies with which we do business, including our suppliers, thereby disrupting our business operations. Moreover, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may develop concerning COVID-19, the emergence of new variants and subvariants and the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. We continue to monitor COVID-19 levels local to our research operations and adapt our employee working practices to ensure essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories.

In addition, economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as the ongoing conflict in Ukraine, and economic challenges caused by the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine and effects of the Russian sanctions, geopolitical tensions, record inflation or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

For additional information on the various risks posed by the COVID-19 pandemic and global economic uncertainty, please read the section entitled “Risk Factors” in this Annual Report.

Components of Our Results of Operations

Product revenue, net

In June 2022, AMX0035 received marketing authorization with conditions as ALBRIOZA by Health Canada for the treatment of ALS, and we began commercially selling ALBRIOZA within Canada in July 2022. In September 2022, AMX0035 received regulatory approval as RELYVRIO by the FDA for the treatment of ALS, and we launched RELYVRIO in the U.S. in October 2022. All product revenue net, recognized during the period relates to units of ALBRIOZA and RELYVRIO sold in Canada and the U.S., respectively.

Operating Expenses

Cost of Sales

Cost of sales consists primarily of costs associated with the manufacturing of RELYVRIO, ALBRIOZA and certain period costs, which include:

•
Direct materials costs;
•
Packaging services;
•
Transportation costs;
•
Manufacturing overhead costs; and
•
Royalties related to grants provided to us for the purpose of furthering the research and development of AMX0035 as a therapeutic benefit for ALS and AD. For additional information refer to Note 18 to our consolidated financial statements appearing at the end of this Annual Report.

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

Research and development activities are central to our business model. Product candidates such as AMX0035 in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. We expect that our research and development expenses will continue to increase substantially in connection with our planned clinical development activities in the near term and in the future and to fund commercialization activities in the U.S., Canada and any other jurisdictions in which AMX0035 is approved. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of AMX0035 and any future product candidates. Our clinical development costs may vary significantly based on factors such as:

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

Other Income (Expense), Net

Interest Income

Interest income consists primarily of the amortization of premiums and accretion of discounts on our short-term investments, and interest income earned on our cash, cash equivalents and short-term investments.

Other Expense, Net

Other expense, net consists primarily of realized and unrealized losses on foreign exchange transactions.

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

As of December 31, 2022 and 2021, we had federal net operating loss carryforwards of approximately $203.2 million and $115.7 million, respectively, and state net operating loss carryforwards of approximately $164.1 million and $102.9 million, respectively, which are available to reduce future taxable income. Of the $203.2 million federal net operating loss carryforwards, $1.3 million begin to expire in 2034 and the remaining $201.9 million net operating losses carryforward indefinitely. Of the $164.1 million state net operating loss carryforwards, $113.0 million of Massachusetts net operating loss carryforwards begin to expire in 2034. As of December 31, 2022 and 2021, we also had federal tax credits of $4.6 million and $2.7 million, respectively, and state tax credits of $1.2 million. The tax credit carryforwards will expire at various dates beginning in 2034.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Revenues:
Product revenue, net	$22,230	$—	$22,230	*NM
Grant revenue	—	285	(285)	(100)%
Total revenues	22,230	285	21,945	7,700%
Operating expenses:
Cost of sales	2,993	—	2,993	*NM
Research and development	93,450	44,040	49,410	112%
Selling, general and administrative	127,128	38,933	88,195	227%
Total operating expenses	223,571	82,973	140,598	169%
Loss from operations	(201,341)	(82,688)	(118,653)	143%
Other income (expense), net:
Interest income	4,291	36	4,255	*NM
Change in fair value of convertible notes	—	(5,228)	5,228	(100)%
Other expense, net	(551)	(51)	(500)	980%
Total other income (expense), net	3,740	(5,243)	8,983	(171)%
Loss before income taxes	(197,601)	(87,931)	(109,670)	125%
Provision for income taxes	774	—	774	*NM
Net loss	$(198,375)	$(87,931)	$(110,444)	126%

* NM - not meaningful

Product revenue, net

We began commercially selling ALBRIOZA within Canada in July 2022 and RELYVRIO within the U.S. in October 2022. For the year ended December 31, 2022, we recorded approximately $22.2 million of product revenue, net. For further discussion regarding our revenue recognition policy, see Note 2, Summary of Significant Accounting Policies, in the Notes to the consolidated financial statements included this Annual Report.

Cost of sales

Cost of sales of $3.0 million for the year ended December 31, 2022, consisted of costs to procure, manufacture and distribute our marketed product, RELYVRIO and ALBRIOZA. In addition, included in cost of sales are costs to manufacture our marketed product which has been provided to patients at no cost to them while insurance reimbursement is established. We expect these costs to continue into 2024, and to a lesser degree, indefinitely. Drug product given to patients at no cost to them is not included in product revenue, net. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of units recognized as revenue during the year ended December 31, 2022, or approximately $3.4 million, were expensed prior to obtaining regulatory approvals and, therefore, are not included in cost of sales during this period. We expect cost of sales to increase and gross margin to decrease as we deplete these inventories. We expect to use the remaining pre-commercialization inventory for product sales in 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
AMX0035 - ALS	$60,742	$25,756	$34,986	136%
Payroll and personnel-related	28,501	8,972	19,529	218%
Other	4,207	9,312	(5,105)	(55)%
	$93,450	$44,040	$49,410	112%

Research and development expenses were $93.5 million for the year ended December 31, 2022, compared to $44.0 million for the year ended December 31, 2021. During these periods, most of our research and development expenses were related to the development of and clinical trials of AMX0035. The increase of $49.4 million was primarily due to a $35.0 million increase in spending on AMX0035 for the ALS indication, a $19.5 million increase in payroll and personnel-related costs, and a $5.1 million decrease in all other costs. The increases in spending on AMX0035 were primarily related to costs associated with our global Phase 3 PHOENIX trial of AMX0035 in ALS that was initiated in November 2021, including its open label extension phase, and consulting and manufacturing development expenses in anticipation of potential commercialization, which includes inventory raw material purchases made in anticipation of the lead time necessary to have it available to meet our clinical trial and potential commercialization needs. The increase in payroll and personnel-related costs was primarily due to an increase in the number of employees supporting research and development efforts. The decreases in other costs were primarily due to a decrease in costs associated with research and development spend for AMX0035 in other indications, as we focused our efforts on ALS leading up to our approvals. We expect to increase research and development for AMX0035 in other indications in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $127.1 million for the year ended December 31, 2022 compared to $38.9 million for the year ended December 31, 2021. The increase of $88.2 million was primarily due to increases of $55.4 million in payroll and personnel-related costs, including stock-based compensation, $15.9 million in consulting and professional services and $17.1 million in insurance and other expenses. The increase in payroll and personnel-related costs was primarily due to hiring additional personnel in commercial and general and administrative functions to support our growth, as well as commercialization and launch preparation initiatives. The increases in consulting and professional services and insurance and other expenses were primarily due to an increase in spending for commercial readiness activities and operations as a public company.

Other Income (Expense), Net

Interest Income

Interest income for the year ended December 31, 2022 was $4.3 million compared to less than $0.1 million for the year ended December 31, 2021. The increase was primarily attributable to higher investment balances driven by our proceeds received from our IPO and our 2022 follow-on offering, resulting in higher interest earned.

Change in Fair Value of Convertible Notes

The change in fair value of convertible notes was zero for the year ended December 31, 2022, due to conversion to preferred stock in July 2021, compared to $5.2 million for the year ended December 31, 2021. The $5.2 million recorded for the year ended December 31, 2021 represented a loss in fair value related to our 2021 Notes.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and generated revenues through five grants from the Grantors. In the second half of 2022 we commenced generating revenue from the sale of our approved drug product RELYVRIO, known as ALBRIOZA in Canada. To date, we have financed our operations primarily through revenue from the sale of our approved products, the sale and issuance of common stock, convertible preferred stock, convertible notes and grant agreements with the Grantors. As of December 31, 2022, we had cash, cash equivalents and short-term investments of $346.9 million.

From inception through December 31, 2022, we have raised $663.6 million in aggregate proceeds, net of issuance costs, primarily from the issuance of convertible preferred stock, convertible notes and grant agreements. In July 2021, we issued and sold shares of Series C-1 preferred stock for an aggregate purchase price of approximately $135.0 million. The 2021 Notes automatically converted into shares of Series C-2 preferred stock pursuant to their original terms in July 2021 in connection with our sale of Series C-1 preferred stock. In January 11, 2022, we completed the IPO of our common stock pursuant to which we received aggregate net proceeds of $196.4 million after deducting underwriting discounts and commissions and other offering costs. On October 11, 2022, we completed the sale of 7,697,812 shares of our common stock in an underwritten public offering, pursuant to which we received net proceeds of approximately $230.6 million, including exercise in full of the underwriters' option to purchase additional shares, and after deducting underwriting discounts and commissions and other offering costs. Based on our current operational plans and assumptions, We believe that the revenue we have begun to generate with commercial sales of AMX0035 in the U.S. and Canada and our existing cash, cash equivalents, and short-term investments, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months after the date of the filing of this Annual Report.

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
•
pursue INDs of AMX0035 for additional indications;
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

We are now a publicly traded company and will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and the Nasdaq Global Select Market, require public companies to implement specified corporate governance practices that are currently not applicable to private companies. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting for the current year ending December 31, 2022. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and demands significant effort. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Based on our current operational plans and assumptions, we believe that the revenue we have begun to generate with commercial sales of AMX0035 in the U.S. and Canada and our existing cash, cash equivalents, and short-term investments, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months after the date of the filing of this Annual Report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development activities and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.

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

Cash Flows

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our sources and uses of cash for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Net cash used in operating activities	$(179,871)	$(74,799)	$(105,072)	140%
Net cash used in investing activities	(238,988)	(46,406)	(192,582)	415%
Net cash provided by financing activities	431,789	158,506	273,283	172%
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(65)	13	(78)	(600)%
Net increase in cash, cash equivalents and restricted cash equivalents	$12,865	$37,314	$(24,449)	(66)%

Operating Activities

During the year ended December 31, 2022, operating activities used $179.9 million of cash, primarily resulting from our net loss of $198.4 million and net amortization of premiums and discounts on investments of $2.1 million, offset by $21.7 million of non-cash stock-based compensation expense, $0.5 million of depreciation expense and a $1.6 million increase in net cash used in our operating assets and liabilities.

Net cash used in our operating assets and liabilities primarily consisted of a $26.1 million increase in accrued expenses and deferred rent due to increased spending for external research and development to support our growth, a $1.9 million increase in accounts payable and a $0.5 million decrease in interest receivable from short-term investments. This was offset by a $15.3 million increase in accounts receivable, a $9.8 million increase in inventories, a $0.5 million increase in other assets and a $5.2 million increase in prepaid expenses and other current assets.

During the year ended December 31, 2021, operating activities used $74.8 million of cash, primarily resulting from our net loss of $87.9 million, offset by a $5.2 million change in fair value of convertible notes, $3.1 million of non-cash stock-based compensation expense, $0.1 million of depreciation expense, $0.1 million net amortization of premiums and discounts on investments, and a $4.6 million increase in net cash used in our operating assets and liabilities.

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

Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $239.0 million, resulting from $2.5 million in purchases of property and equipment and $415.9 million in purchases of short-term investments, offset by $179.4 million of investments matured during the period.

During the year ended December 31, 2021, net cash used in investing activities was $46.4 million, resulting from $0.4 million in purchases of property and equipment and $49.1 million in purchases of short-term investments, offset by $3.0 million of investments matured during the period.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $431.8 million. This amount consisted of $200.9 million of proceeds from our IPO, net of underwriter’s discounts and commissions, $231.6 million of proceeds from our 2022 follow-on offering, net of underwriter’s discounts and commissions, and $2.2 million of proceeds from exercises of stock options, offset by $2.8 million in payments of deferred offering costs.

During the year ended December 31, 2021, net cash provided by financing was $158.5 million. This amount consisted of $134.8 million of net proceeds from the sale of our Series C-1 redeemable convertible preferred stock, $14.3 million of net proceeds from the issuance of convertible notes to related parties, $11.9 million of net proceeds from the issuance of the convertible notes and $0.3 million of proceeds from exercises of stock options, offset by a $2.5 million payment of deferred offering costs, $0.3 million repayment of PPP loan, and less than $0.1 million of issuance costs related to the conversion of the convertible notes, which was related to the 2021 Notes.

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

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing at the end of this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our accounting policy for revenue recognition has a substantial impact on reported results and relies on certain estimates. Revenue is recognized following a five-step model under ASC Topic 606 - Revenue from Contracts with Customers, or Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. Revenue is also reduced by variable consideration related to certain gross-to-net, or GTN, adjustments discussed below. These GTN adjustments involve significant estimates and judgment after considering historical experience, payer channel mix (e.g., Medicare or Medicaid), current contract prices under applicable programs, unbilled claims and processing time lags and inventory levels in the distribution channel. Estimates are assessed each period and adjusted as required to revise information or actual experience.

We enter into arrangements with wholesalers, specialty pharmacies and specialty distributors, or Customers, to distribute ALBRIOZA, RELYVRIO and future approved products. In accordance with Topic 606, we recognize revenue on product sales when the Customer obtains control of our product, which occurs at a point in time (upon delivery). Product revenues are recorded net of applicable GTN adjustments, including discounts and allowances. Payment from Customers is typically due within 30 calendar days of the invoice date.

The following categories of GTN adjustments involve significant estimates, judgments and information obtained from external sources.

Provider Chargebacks and Discounts

We participate in programs with government entities such as the U.S. Department of Veterans Affairs, and other parties, including covered entities under the 340B Drug Pricing Program, whereby pricing on products is extended below wholesaler list price to participating entities. These entities purchase products through wholesalers at the lower program price and the wholesalers then charge us the difference between their acquisition cost and the lower program price. Product revenue and accounts receivable is reduced for the estimated amount of unprocessed charge-back claims attributable to a sale.

Customers are offered cash discounts as an incentive for prompt payment. Product revenue and accounts receivable is reduced for the estimated amount of cash discount at the time of sale and the discount is typically taken by the customer within one month.

Payor rebates

We participate in state government Medicaid programs and other qualifying Federal and state government programs requiring discounts and rebates to participating state and local government entities. All discounts and rebates provided through these programs are included in our Medicaid rebate accrual. Our rebate accruals are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue. The estimated amount of unpaid or unbilled rebates is presented as a liability.

Rebates and discounts are offered to managed healthcare organizations in the U.S. managing prescription drug programs and Medicare Advantage prescription drug plans covering the Medicare Part D drug benefit. The estimated amount of unpaid or unbilled rebates and discounts is presented as a liability.

Other incentives, returns, discounts and adjustments

Other GTN adjustments include incentives which we offer and includes voluntary patient assistance programs, such as our co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with the product that has been recognized as revenue for each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.

Estimated product returns for established products are determined using quantitative and qualitative information including, but not limited to, expected experience with returns, projected demand, levels of inventory in the distribution channel, product dating and expiration period, and whether products have been discontinued, among others. The Company has received an immaterial amount of returns to date and believe that returns of product in future periods will be minimal.

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

Income Taxes

We account for income taxes using the asset and liability approach. Deferred tax assets and liabilities represent future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and for tax attribute carryforwards using enacted tax rates expected to be in effect in the years in which the differences reverse. Realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022, we continued to maintain a full valuation allowance against all of our deferred tax assets based on management’s evaluation of all available evidence, including our history of incurring significant losses from operations. Our evaluation of all available evidence also includes consideration of regulatory approvals of ALBRIOZA and RELYVRIO, including revenue generated from the sale these products in 2022. Given the early stage of our product launch, we are uncertain about the timing and amount of future sales. We may release all or a portion of the valuation allowance in the near-term; however, the release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, our level of profitability, revenue growth, clinical program progression and expectations regarding future profitability. We may become subject to income tax audits and adjustments by local tax authorities. The nature of uncertain tax positions is subject to significant judgment by management and subject to change, which may be substantial. We develop our assessment of uncertain tax positions, and the associated cumulative probabilities, using internal expertise and assistance from third-party experts. As additional information becomes available, estimates are revised and refined. Differences between estimates and final settlement may occur resulting in additional tax expense.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officers and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2022, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting under the 2013 “Internal Control—Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on such assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2022, we began generating revenue from the sale of ALBRIOZA in Canada and RELYVRIO in the U.S. We consider the accounting for our product revenue to be material to our results of operations in future periods, and believe that the additional internal controls and procedures relating to the accounting for product revenue, and related commercial inventory, have a material effect on our internal control over financial reporting. Other than described above, there was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in the Proposal No. 1, Corporate Governance and Executive Officers section of our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in the Executive Compensation and Director Compensation sections of our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the Security Ownership of Certain Beneficial Owners and Management sections of our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the Certain Relationships and Related Party Transactions and Corporate Governance sections of our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Deloitte & Touche, LLC, Boston, Massachusetts, PCAOB Auditor ID: 34.

The information required by this Item 14 will be included in the Proposal No. 2 section of our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.3	Description of Securities (Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

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

10.17#

Amendment to Employment Agreement, effective as of December 1, 2022, by and between the Company and Patrick Yeramian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2022).

10.18#*	Form of Employment Agreement, between the Registrant and Gina Mazzariello

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*

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

31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1~~+~~	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2~~+~~	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3~~+~~	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Furnished herewith. This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

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

AMYLYX PHARMACEUTICALS, INC.

Date: March 13, 2023	By:	/s/ Joshua B. Cohen
Joshua B. Cohen
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joshua B. Cohen	Co-Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2023
Joshua B. Cohen

/s/ Justin B. Klee	Co-Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2023
Justin B. Klee

/s/ James M. Frates	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2023
James M. Frates

/s/ George Mclean Milne Jr.	Director	March 13, 2023
George Mclean Milne Jr. Ph.D.

/s/ Paul Fonteyne	Director	March 13, 2023
Paul Fonteyne, M.S., M.B.A.

/s/ Daphne Quimi	Director	March 13, 2023
Daphne Quimi, M.B.A.

Amylyx Pharmaceuticals, Inc.

REPORT of independent registered public accounting firm

To the stockholders and the Board of Directors of Amylyx Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amylyx Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

March 13, 2023

We have served as the Company’s auditor since 2020.

AMYLYX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$62,526	$50,191
Short-term investments	284,419	45,927
Prepaid expenses and other current assets	10,113	5,392
Accounts receivable, net	15,306	—
Inventories	9,769	—
Deferred offering costs	—	3,441
Total current assets	382,133	104,951
Property and equipment, net	2,611	474
Restricted cash equivalents	719	189
Operating lease right-of-use assets	5,524	—
Other assets	466	—
Total assets	$391,453	$105,614
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,257	$4,372
Accrued expenses and other current liabilities	38,312	13,024
Operating lease liabilities, current portion	2,040	—
Total current liabilities	46,609	17,396
Operating lease liabilities, net of current portion	4,237	—
Deferred rent	—	35
Total liabilities	50,846	17,431
Commitments and contingencies (Note 18)
Series A redeemable convertible preferred stock, $0.0001 par value; 0 and 6,289,609 shares authorized, issued and outstanding as of December 31, 2022 and 2021, respectively	—	7,675
Series B redeemable convertible preferred stock, $0.0001 par value; 0 and 15,100,000 shares authorized as of December 31, 2022 and 2021, respectively; 0 and 14,496,835 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	64,387
Series C-1 redeemable convertible preferred stock, $0.0001 par value; 0 and 13,150,430 shares authorized, issued and outstanding as of December 31, 2022 and 2021, respectively	—	134,791
Series C-2 redeemable convertible preferred stock, $0.0001 par value; 0 and 3,170,585 shares authorized, issued and outstanding as of December 31, 2022 and 2021, respectively	—	32,498
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of December 31, 2022 and 2021, respectively; 0 shares issued or outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 300,000,000 and 56,500,000 shares authorized as of December 31, 2022 and 2021, respectively; 66,512,011 and 7,020,487 shares issued and outstanding as of December 31, 2022 and 2021, respectively	7	1
Additional paid-in capital	694,906	4,667
Accumulated deficit	(354,220)	(155,845)
Accumulated other comprehensive (loss) income	(86)	9
Total stockholders’ equity (deficit)	340,607	(151,168)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$391,453	$105,614

The accompanying notes are an integral part of these consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenues:
Product revenue, net	$22,230	$—
Grant revenue	—	285
Total revenues	22,230	285
Operating expenses:
Cost of sales	2,993	—
Research and development	93,450	44,040
Selling, general and administrative	127,128	38,933
Total operating expenses	223,571	82,973
Loss from operations	(201,341)	(82,688)
Other income (expense), net:
Interest income	4,291	36
Change in fair value of convertible notes	—	(5,228)
Other expense, net	(551)	(51)
Total other income (expense), net	3,740	(5,243)
Loss before income taxes	(197,601)	(87,931)
Provision for income taxes	774	—
Net loss	$(198,375)	$(87,931)
Net loss per share attributable to common stockholders —basic and diluted	$(3.39)	$(13.35)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	58,495,587	6,586,349

The accompanying notes are an integral part of these consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(198,375)	$(87,931)
Other comprehensive (loss) income:
Foreign Currency translation adjustment	(69)	14
Unrealized loss on short-term investments	(26)	(5)
Other comprehensive (loss) income	(95)	9
Comprehensive loss	$(198,470)	$(87,922)

The accompanying notes are an integral part of these consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C-1 Redeemable Convertible Preferred Stock		Series C-2 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2020	6,289,609	$7,675	14,496,835	$64,387	—	$—	—	$—	6,137,206	$1	$1,188	$—	$(67,914)	$(66,725)
Issuance of Series C-1 redeemable convertible preferred stock, net of issuance costs of $209	—	—	—	—	13,150,430	134,791	—	—	—	—	—	—	—	—
Conversion of convertible notes and accrued interest into Series C-2 redeemable convertible preferred stock, net of issuance cost of $50	—	—	—	—	—	—	3,170,585	32,498	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	883,281	—	343	—	—	343
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,136	—	—	3,136
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(87,931)	(87,931)
Balance as of December 31, 2021	6,289,609	$7,675	14,496,835	$64,387	13,150,430	$134,791	3,170,585	$32,498	7,020,487	$1	$4,667	$9	$(155,845)	$(151,168)
Conversion of preferred stock into common stock upon initial public offering	(6,289,609)	(7,675)	(14,496,835)	(64,387)	(13,150,430)	(134,791)	(3,170,585)	(32,498)	39,474,330	4	239,347	-	-	$239,351
Issuance of common stock upon initial public offering, net of issuance costs of $19,639	—	—	—	—	—	—	—	—	11,369,369	1	196,378	-	-	$196,379
Issuance of common stock upon follow-on offering, net of issuance costs of $15,719	—	—	—	—	—	—	—	—	7,697,812	1	230,611	-	-	$230,612
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	950,013	-	2,189	-	-	$2,189
Stock-based compensation expense	—	—	—	—	—	—	—	—	-	-	21,714	-	-	$21,714
Other comprehensive loss	—	—	—	—	—	—	—	—	-	-	-	(95)	-	$(95)
Net loss	—	—	—	—	—	—	—	—	-	-	-	-	(198,375)	$(198,375)
Balance as of December 31, 2022	—	$—	—	$—	—	$—	—	$—	66,512,011	$7	$694,906	$(86)	$(354,220)	$340,607

The accompanying notes are an integral part of these consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows used in operating activities:
Net loss	$(198,375)	$(87,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	21,714	3,136
Depreciation expense	487	52
Amortization (accretion) of investment premiums (discounts)	(2,056)	121
Change in fair value of convertible notes	—	5,228
Changes in operating assets and liabilities:
Accounts receivable, net	(15,306)	—
Inventories	(9,769)	—
Interest receivable	487	(144)
Prepaid expenses and other current assets	(5,221)	(4,486)
Operating lease right-of-use assets	1,635	—
Other assets	(456)	125
Accounts payable	1,854	670
Accrued expenses and deferred rent	26,052	8,432
Operating lease liabilities	(917)	—
Accrued interest and accrued interest—related parties	—	(2)
Net cash used in operating activities	(179,871)	(74,799)
Cash flows used in investing activities:
Purchases of property and equipment	(2,526)	(353)
Purchases of investments	(415,873)	(49,053)
Proceeds from maturities of short-term investments	179,411	3,000
Net cash used in investing activities	(238,988)	(46,406)
Cash flows provided by financing activities:
Repayment and proceeds from PPP loan	—	(263)
Proceeds from initial public offering	200,897	—
Proceeds from follow-on offering	231,550	—
Initial public offering costs paid	(2,044)	—
Follow-on offering costs paid	(803)	—
Proceeds from issuance of convertible notes—related parties	—	14,272
Proceeds from issuance of convertible notes, net of issuance costs	—	11,887
Issuance costs related to conversion of convertible notes	—	(50)
Proceeds from issuance of Series C-1 redeemable convertible preferred stock	—	135,000
Issuance costs related to issuance of Series C-1 redeemable convertible preferred stock	—	(209)
Proceeds from exercise of stock options	2,189	343
Payment of deferred offering costs	—	(2,474)
Net cash provided by financing activities	431,789	158,506
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(65)	13
Net increase in cash, cash equivalents and restricted cash equivalents	12,865	37,314
Cash, cash equivalents and restricted cash equivalents, beginning of period	50,380	13,066
Cash, cash equivalents and restricted cash equivalents, end of period	$63,245	$50,380
Supplemental disclosure of cash flow information:
Conversion of convertible notes and accrued interest into Series C-2 redeemable convertible preferred stock	$—	$32,548
Unrealized loss on short-term investments	$26	$5
Purchases of property and equipment included in accounts payable	$98	$22
Deferred offering costs included in accounts payable and accrued expenses	$—	$967
Right-of-use assets and liabilities upon ASC 842 adoption	$2,201	$—
Right-of-use assets obtained in exchange for lease liabilities	$4,958	$—
Movement of deferred offering costs to equity	$5,457	$—
Follow-on offering costs included in accounts payable and accrued expenses	$136	$—
Conversion of preferred stock to common stock upon initial public offering	$239,351	$—
Income taxes paid	$27	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

NOTES TO Consolidated FINANCIAL STATEMENTS

1. Nature of Business

Amylyx Pharmaceuticals, Inc., together with its wholly owned subsidiaries, known as Amylyx or the Company, is a commercial-stage biotechnology company with a mission to one day end the suffering caused by neurodegenerative diseases. The Company is focused on the development and potential global commercialization of its product candidate, AMX0035 (sodium phenylbutyrate and taurursodiol, also known as ursodoxicoltaurine) for the treatment of amyotrophic lateral sclerosis, or ALS. Our first product, RELYVRIO® (sodium phenylbutyrate and taurursodiol), previously known as AMX0035 in the U.S., is approved in the U.S. for the treatment of ALS in adults. AMX0035 is also approved with conditions by Health Canada and marketed as ALBRIOZA for the treatment of ALS in Canada. The Company’s Marketing Authorisation Application, or MAA, for AMX0035 for the treatment of ALS remains under review by the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA. The Company is developing AMX0035 for other neurodegenerative diseases by leveraging its unique knowledge and relationships in the neurodegenerative space.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, the outcome of preclinical studies and clinical trials, market acceptance and the successful commercialization of ALBRIOZA, which received marketing authorization with conditions in Canada in June 2022, and RELYVRIO, which was approved by the FDA in the U.S. in September 2022, potential difficulties with or delays in timing with respect to the regulatory approval processes of the EMA and other comparable foreign authorities, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, ability to secure additional capital to fund operations, and risks associated with the economic challenges caused by the COVID-19 pandemic and economic uncertainty in various global markets caused by geopolitical instability and conflict. The Company and its contractors may experience disruptions in supply of items that are essential for its research and development and commercial activities, including, for example, raw materials and bulk drug substances that the Company imports from Europe and Canada used in the manufacturing of AMX0035, and any future product candidates.

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

Since its inception, the Company has devoted substantially all of its efforts to research and development and pre-commercialization activities, including recruiting management and technical staff, raising capital, producing materials for preclinical studies and clinical trials, and building infrastructure to support such activities. Expenses have primarily been for research and development and related general and administrative costs, and we anticipate that our selling, general and administrative expenses will continue to increase in the future as we further increase our headcount to support our continued research activities and development of AMX0035 and as we continue to increase headcount and incur other significant costs related to our commercialization activities. The Company has generated revenues through five grants from the ALS Association, ALS Finding a Cure Foundation, Cure Alzheimer’s Fund, Alzheimer’s Drug Discovery Foundation and Alzheimer’s Association, or Grantors. In addition to money received from its grants, the Company has also financed its operations through the public offering of its common stock, private sales of preferred stock, and convertible notes, and more recently through revenue from sales of RELYVRIO and ALBRIOZA in the U.S. and Canada, respectively.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception. As of December 31, 2022, the Company had an accumulated deficit of $354.2 million. The Company expects its operating losses and negative operating cash flows may continue into the future as it continues initial sales of ALBRIOZA in Canada and RELYVRIO in the U.S., and continues to build capabilities and develop AMX0035, and any future product candidates. The Company expects that its cash, cash equivalents and short-term investments as of December 31, 2022, and product revenue from RELYVRIO and ALBRIOZA sales, will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these consolidated financial statements.

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

Use of Estimates—The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: Gross-to-net, or GTN, adjustments, inventory, determining the fair value of convertible notes, accrued expenses, stock-based compensation, operating lease right-of-use assets and lease liabilities, valuation allowance for deferred tax assets and research and development expenses.

Revenue recognition—In June 2022, AMX0035 received marketing authorization with conditions as ALBRIOZA by Health Canada for the treatment of ALS, and the Company launched ALBRIOZA in Canada in July 2022. In September 2022, AMX0035 received approval as RELYVRIO by the FDA for the treatment of ALS in adults, and the Company launched RELYVRIO in the U.S. in October 2022.

The Company enters into arrangements with wholesalers, specialty pharmacies and specialty distributors, or Customers, to distribute ALBRIOZA, RELYVRIO and future approved products. In accordance with ASC Topic 606 - Revenue from Contracts with Customers, or Topic 606, revenue is recognized when the customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.

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

Product Revenue, Net

The Company sells its approved products to its Customers. These Customers subsequently resell our products to specialty pharmacy providers, other retail pharmacies, health care providers, certain medical centers or hospitals, and patients. In addition to agreements with the Customers, the Company enters into arrangements with specialty pharmacies, health care providers and payors that provide for government mandated and/or privately negotiated rebates with respect to the purchase of our products. The Company’s customer identification process considers a number of factors, including contractual and legal factors, and who controls the Company’s product and bears inventory risk. The Company evaluates these factors on a customer-by-customer basis to determine the appropriate customer for revenue recognition purposes. In some cases, the Company may use a third-party logistics providers to deliver the Company’s product to its customers, but the Company recognizes revenue upon delivery to the customer, as its determined that the third-party logistics provider is acting as our agent. Changes in these factors or our assumptions regarding these factors could impact our revenue recognition

The Company recognizes revenue on product sales when the Customer obtains control of our product, which occurs at a point in time (upon delivery). Product revenues are recorded net of applicable GTN adjustments, which are described below.

If taxes should be collected from Customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the years ended December 31, 2022 and 2021.

GTN Adjustments

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration related to certain GTN adjustments. Components of GTN adjustments include trade discounts and allowances, product returns, third-party payor rebates, and other allowances that are offered within contracts between the Company, its Customers and payors relating to the sale of our products. These GTN adjustments, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer). These estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. In certain circumstances, the Company applies the most likely method in Topic 606 . The determination to use the expected value method or the most likely method is based on the type of GTN adjustment and what method better predicts the amount of consideration we expect to be entitled to. Overall, these GTN adjustments reflect in the transaction price the amount of consideration to which the Company expects to be entitled to in exchange for transferring promised goods or services to its Customers.

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

Trade Discounts and Allowances

The Company generally provides Customers with prompt payment discounts and pay fees for distribution services and for certain data that distributors provide to us that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. Payment from Customers is typically due within 30 calendar days of the invoice date, without consideration to the prompt payment discounts.

Product Returns

Consistent with industry practice, the Company generally offers Customers a limited right of return for product that has been purchased from the Company based on the product’s expiration date, which is set to lapse within a specified period stated in the contract. Additionally, our limited right of return policy allows for eligible returns from Customers in circumstances where product was shipped in error or was damaged in shipping, or product was returned pursuant to an official drug recall.

The Company estimates the amount of product sales that may be returned by our Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to accounts receivable, net on the consolidated balance sheets. The Company currently estimates returns using quantitative and qualitative information including, but not limited to, expected experience with returns, projected demand, levels of inventory in the distribution channel, product dating and expiration period, and whether products have been discontinued, among others. The Company has received an immaterial amount of returns to date and believe that returns of product in future periods will be minimal.

Provider Chargebacks and Discounts

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These GTN adjustments are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. GTN adjustments for chargebacks consist of credits that Customers have not claimed, but for which we expect to issue for units that remain in the distribution channel inventories at each reporting period-end that we expect will be sold to qualified healthcare providers, and chargebacks that Customers have claimed, but for which we have not yet issued a credit.

Payor Rebates

The Company contracts with certain government and private payor organizations, primarily government and commercial health insurance companies, for the payment of rebates with respect to utilization of our products. The Company is subject to discount obligations under state Medicaid programs and Medicare. These GTN adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom it will owe an additional liability under the Medicare Part D program. The Company's liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

Other Incentives

Other incentives which the Company offers include voluntary patient assistance programs, such as its co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue for each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.

Grant Revenue—Grant revenue consists of amounts earned from performing contracted research and development services. The grants between the Company and the Grantors generally provide for the Company to meet certain research milestones in order for funds to be provided. The Company accounts for grants received to perform research and development services in accordance with ASC 730-20, Research and Development Arrangements, which requires an assessment, at the inception of the grant, of whether the grant is a liability or a contract to perform research and development services for others. If the Company is obligated to repay the grant funds to the Grantor regardless of the outcome of the research and development activities, then the Company is required to estimate and recognize that liability. Alternatively, if the Company is not required to repay, or if it is required to repay the grant funds only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development services for others, in which case, grant revenue is recognized as the related research and development expenses are incurred. The Company obtained funding from the Grantors of zero and $0.3 million during the years ended December 31, 2022 and 2021, respectively, which was recorded as grant revenue in the Company’s consolidated statements of operations. Under the terms of the grants, the Company will be required to pay royalties upon occurrence of contingent future events (see Note 18).

Comprehensive Loss—Comprehensive loss includes net loss, as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. Comprehensive loss is composed of net loss and other comprehensive (loss) income. Other comprehensive (loss) income consists of unrealized gains and losses on marketable securities and foreign currency translation.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents represent funds invested in readily available checking and money market funds.

Restricted Cash Equivalents— Restricted cash equivalents consist of $0.2 million of cash serving as collateral for a letter of credit issued for the Company’s office space, and $0.5 million as collateral for a corporate credit card program. As of December 31, 2022 and 2021, the Company’s restricted cash equivalents balance was $0.7 million and $0.2 million, respectively.

Accounts receivable, net— The Company’s accounts receivable consists of amounts due from Customers related to product sales and have standard payment terms. The Company analyzes accounts that are past due for collectability. Given the nature collectability of the Company’s accounts receivable to-date, an allowance for doubtful accounts is not deemed necessary at December 31, 2022 and 2021.

Short-Term Investments—Short-term investments are composed of treasury notes and bills, corporate debt securities, commercial paper and agency bonds with maturities of less than one year from the balance sheet date. The Company classifies all of its short-term investments as available-for-sale. Accordingly, these investments are recorded at fair value, which is determined based on quoted market prices. Unrealized gains and losses on available-for-sale securities are included as a separate component of other accumulated comprehensive loss. The cost of short-term investments is adjusted for amortization of premiums and accretion of discounts until maturity. Such amortization and accretion are included in interest income. Realized gains and losses are included in other expense, net. The Company evaluates short-term investments for other-than-temporary impairment at the balance sheet date. Declines in fair value, if any, determined to be other than temporary-than-temporary are also included in other income, net.

When assessing short-term investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. As of December 31, 2022 and 2021, there were no impairment charges on short-term investments.

Concentrations of Credit Risk—Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable, net. The Company maintains its cash in financial institutions that it believes have high credit quality. The Company has not experienced any losses on such accounts, and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company’s accounts receivable, net at December 31, 2022, represents amounts due to the Company from customers. Amylyx performs ongoing credit evaluations of its customers and generally does not require collateral. The Company monitors its exposure and records a reserve against uncollectible amounts as necessary. Four customers individually accounted for approximately 97% of total gross product revenue in 2022 and three customers individually accounted for approximately 98% of total accounts receivable, net as of December 31, 2022.

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

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at the end of each reporting period and immediately prior to the conversion or the extinguishment of the convertible note. Changes in the fair value are reported in the consolidated statement of operations. When the convertible note contains embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those host instruments being recorded at a discount from their face value. The discount from the face value of the convertible note, together with the stated interest on the host instrument, is amortized over the life of the host instrument through periodic charges to interest expense. The Company’s convertible notes, as further discussed in Note 8, had embedded derivatives that required bifurcation from the host instrument.

Convertible Note—Beneficial Conversion Feature—If the conversion feature is not treated as a derivative, the Company assesses whether it is a beneficial conversion feature, or BCF. A BCF exists if the conversion price of the convertible note is less than the price of the stock into which it is convertible to on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the effective conversion price and the fair value of the stock into which it is convertible to and is recorded as additional paid-in capital and as a debt discount in the consolidated balance sheets. The Company amortizes the debt discount as non-cash interest expense over the life of the underlying convertible note using the effective interest method. If the convertible note is retired early, the associated debt discount is then recognized immediately as non-cash interest expense in the consolidated statements of operations. If the conversion feature does not qualify for either the derivative treatment or as a BCF, the convertible note is treated as traditional debt.

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

The Company’s financial instruments consist of cash, cash equivalents, restricted cash equivalents, short-term investments, accounts receivable, net, accounts payable and accrued expenses. The Company’s short-term investments are carried at fair value, determined according to Level 1 and Level 2 inputs to the fair value hierarchy described above. The Company’s 2021 Notes (as defined in Note 8) were carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The remaining financial instruments are stated at their respective carrying amounts, which approximate fair value due to the short-term nature of these assets and liabilities.

Inventories—The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as cost of sales in the consolidated statements of operations.

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Inventory acquired prior to receipt of regulatory approval of a product candidate is expensed as research and development expense as incurred. Inventory that can be used in either the production of clinical or commercial product is initially capitalized and subsequently expensed as research and development expense when materials are released to production for use in the manufacture of drugs still in development.

Deferred Offering Costs—The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings, including the initial public offering, or IPO, as deferred costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. After consummation of equity financings, the Company recorded deferred offering costs in stockholders’ equity (deficit) of $5.5 million and zero for the years ended December 31, 2022 and 2021, respectively. The Company recorded deferred offering costs of zero and $3.4 million, which are included in the consolidated balance sheet as of December 31, 2022 and 2021, respectively.

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

Impairment of Long-Lived Assets—The Company evaluates assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses in the years ended December 31, 2022 and 2021.

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

Sales and Marketing Costs—Sales and marketing expenses consist primarily of wages and benefits for sales and marketing personnel, professional and consulting fees, administrative travel expenses, and marketing and advertising costs such as marketing literature, promotional activities, conferences and seminars and branding. Sales and marketing costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Patent-Related Costs—Patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Stock-Based Compensation Expense—The Company accounts for stock-based compensation under the provisions of ASC 718-10, Compensation—Stock Compensation, which requires all share-based payments to employees, non-employees and directors, including grants of stock options and restricted stock, to be recognized in the consolidated statements of operations based on their fair values on the date of grant over the requisite service period, which is generally equal to the vesting period of the respective award. Forfeitures are accounted for as they occur. Generally, the Company issues stock option awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company classifies stock-based compensation expense in the same manner in which the awards recipient’s payroll or service provider’s costs are classified.

The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of the Company’s common stock on that same date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends. The Company estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. There is no expected dividend yield since the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. The stock price of the Company is based on the closing price on the date of grant. Prior to the IPO, as there was no public market for the Company’s common stock, the estimated fair value of common stock was determined by the Company’s Board of Directors as of the date of each option grant, with input from management, considering third-party valuations of its common stock as well as the Company’s Board of Directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.

Contingencies—From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the Company’s consolidated balance sheets. The Company does not accrue for contingent losses that, in its judgement, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses. There were no loss or gain contingencies recorded in the Company’s consolidated financial statements as of and during the years ended December 31, 2022 and 2021.

Leases—The Company adopted the FASB, ASC 842, Leases, or ASC 842, on January 1, 2022. ASC 842 allows the Company to elect a package of practical expedients, which include: (i) an entity need not reassess whether any expired or existing contracts are or contain leases; (ii) an entity need not reassess the lease classification for any expired or existing leases; and (iii) an entity need not reassess any initial direct costs for any existing leases. Another practical expedient allows the Company to use hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. The Company has elected to utilize this package of practical expedients and has not elected the hindsight methodology in its implementation of ASC 842.

The Company leases its offices, and may from time to time, enter into other lease agreements in conducting its business. The Company determines if an arrangement includes a lease at the inception of the agreement. For each of the Company’s lease arrangements, the Company records a right-of-use asset representing the Company’s right to use an underlying asset for the lease term and a lease liability representing the Company’s obligation to make lease payments. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the net present value of the remaining future minimum lease payments over the lease term. If the interest rate implicit in the Company’s leases is not readily determinable, in determining the weighted-average discount rate used to calculate the net present value of lease payments, the Company utilizes an estimate of its incremental borrowing rate based on market sources including interest rates for companies with similar credit quality for agreements of similar duration, determined by class of underlying asset, to discount the lease payments. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred.

The Company elected the practical expedient not to apply the recognition and measurement requirements to short-term leases, which is any lease with a term of one year or less as of the lease commencement date. The lease may require the Company to pay additional amounts for taxes, insurance, maintenance, and other expenses, which are generally referred to as non-lease components. The Company has elected the practical expedient to combine lease and non-lease components. If a lease includes options to extend the lease term, the Company does not assume the option will be exercised in its initial lease term assessment unless there is reasonable certainty that the Company will renew based on an assessment of economic factors present as of the lease commencement date.

Prior to the adoption of ASC 842, at the inception of each lease, the Company evaluated the lease agreement to determine whether the lease was an operating or capital lease in accordance with ASC 840, Leases (ASC 840). When any one of the four test criteria in ASC 840 was met, the lease then qualified as a capital lease. If the lease agreements contained renewal options, tenant improvement allowances, rent holidays or rent escalation clauses, the Company recorded a deferred rent asset or liability equal to the difference between the rent expense and future minimum lease payments due. The rent expense related to operating leases was recognized on a straight-line basis in the statements of operations over the term of each lease. The Company did not have financing leases as of December 31, 2022 and 2021.

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

Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022, we continued to maintain a full valuation allowance against all of our deferred tax assets based on management’s evaluation of all available evidence, including our history of incurring significant losses from operations. Our evaluation of all available evidence also includes consideration of regulatory approvals of ALBRIOZA and RELYVRIO, including revenue generated from the sale these products in 2022. Given the early stage of our product launch, we are uncertain about the timing and amount of future sales. We may release all or a portion of the valuation allowance in the near-term; however, the release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, our level of profitability, revenue growth, clinical program progression and expectations regarding future profitability.

Segment Information—An operating segment is defined as a component of a business that engages in business activities for which it may earn revenues and incur expenses and for which discrete financial information is available that is evaluated regularly by the chief operating decision maker or makers in order to make decisions about resources to be allocated to the segment and assess its performance. The Company has determined that its CO-Chief Executive Officers are the chief operating decision makers, or CODM. The CODM reviews consolidated operating results to make decisions about allocating resources or capital to specific compounds or projects in line with the Company’s overall strategies and goals. The Company's entire business is managed by a single management team, which reports to the CO-Chief Executive Officers. The Company has one operating segment which is the business of researching and developing therapeutics for neurodegenerative disorders. For the years ended December 31, 2022 and 2021, all of the Company's long-lived assets were held within the U.S.

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

Emerging Growth Company Status—The Company is an emerging growth company, or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act and has elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, the Company’s consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. The Company intends to take advantage of the reduced reporting requirements and exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an EGC.

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 requires a cumulative effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except Securities and Exchange Commission filers that are not smaller reporting companies. ASU 2016-13 will be effective for the Company for the period beginning January 1, 2023. The Company intends to adopt the ASU when it becomes effective. The Company is currently evaluating the impact of this ASU and does not expect that adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

Effective January 1, 2022, the Company adopted the requirements under the ASC 842 using the cumulative effect adjustment transition option. Comparative periods have not been restated. This standard requires entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. The Company elected the available package of practical expedients which allows it to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of its leases, and the treatment of initial direct costs. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. ASC 842 was issued in order to increase transparency and comparability of financial reporting related to leasing arrangements. The main difference between previous GAAP, or ASC 840, and ASC 842 is the recognition of right-of-use lease assets and lease liabilities by lessees for those leases that were classified as operating leases under ASC 840. At January 1, 2022, the Company recorded right-of-use assets of $2.2 million and operating lease liabilities of $2.2 million. Adoption of the standard did not have a material impact on the consolidated statements of operations. For additional information regarding how the Company is accounting for leases under ASC 842, refer to Note 10.

3. PRODUCT REVENUE, NET

To date, the Company’s only source of product revenue has been from the sales of RELYVRIO, known as ALBRIOZA in Canada, which it began shipping to Customers in Canada and the U.S. in July 2022 and October 2022, respectively. Significant judgment is required in estimating GTN adjustments considering historical experience, payer channel mix, current contract prices, unbilled claims, processing time lags, inventory levels in the distribution channel and estimated product returns. The following table reconciles gross product revenue to net product revenue:

	Year Ended December 31,
	2022	2021
	(in thousands)
Product revenue, gross	$27,104	$—
GTN adjustments	(4,874)	—
Product revenue, net	$22,230	$—

4. SHORT-TERM INVESTMENTS

Short-term investments, which are classified as available-for-sale, consisted of the following:

December 31, 2022	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Values
	(in thousands)
Treasury notes	$27,173	$—	$(14)	$27,159
Treasury bills	59,326	10	(2)	59,334
Commercial paper	134,375	—	—	134,375
Corporate debt securities	58,795	13	(55)	58,753
Agency bonds	4,781	17	0	4,798
Total short-term investments	$284,450	$40	$(71)	$284,419

December 31, 2021	Amortized Cost Basis	Unrealized Loss	Fair Values
	(in thousands)
Commercial paper	$33,979	$(1)	$33,978
Corporate debt securities	11,953	(4)	11,949
Total short-term investments	45,932	(5)	45,927

As of December 31, 2022 and 2021, all investments had contractual maturities within one year. The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts until maturity. Such amortization and accretion are included in interest income. There were no realized gains and losses recognized during the years ended December 31, 2022 and 2021. The Company evaluates short-term investments for other-than-temporary impairment at the balance sheet date. Declines in fair value, if any, determined to be other-than-temporary are also included in other income, net.

When assessing short-term investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. The Company has the ability to hold its investments until maturity and generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As of December 31, 2022 and 2021, there were no impairment charges on short-term investments.

5. INVENTORIES

Inventories consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Raw materials	$7,151	$—
Work in process	1,681	—
Finished goods	937	—
Total inventories	$9,769	$—

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Inventory on hand determined to not have a future economic benefit and acquired prior to receipt of the marketing authorization for ALBRIOZA in Canada, totaling approximately $22.9 million, was expensed as research and development expense as incurred. The Company began to capitalize the costs determined to have a probable future economic benefit associated with the production of ALBRIOZA upon receipt of Health Canada approval in June 2022. Finished goods have a shelf life of 12-15 months from the date of manufacture.

Of the inventories reported on balance sheet at December 31, 2022, the Company had $3.2 million of long-term raw materials that are not expected to be realized in cash, sold or consumed during the next 12 months.

6. Property and equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Furniture and fixtures	$362	$88
Computer hardware and software	1,810	250
Leasehold improvements	176	50
Construction in progress	803	139
Total property and equipment	3,151	527
Less: accumulated depreciation	(540)	(53)
Total property and equipment, net	$2,611	$474

7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2022	2021
	(in thousands)
External research and development	$8,424	$5,666
Payroll and employee related expenses	15,231	4,280
Manufacturing	4,596	—
Accrued consulting and other professional fees	4,116	2,820
Rebates and other GTN adjustments	3,582	—
Royalty payable	1,358	—
Other accrued expenses	1,005	258
Total accrued expenses	$38,312	$13,024

8. CONVERTIBLE NOTES

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

The 2021 Notes contained the following features:

Automatic Conversion Features—The 2021 Notes were to automatically convert into Conversion Shares upon (i) an IPO, (ii) any transaction in which the Company merges with, consolidates with or enters into other similar transaction with a Special Purpose acquisition Corp, or SPAC, resulting in some or all of its shares being registered for sale under applicable securities laws and listed for trading on a national or foreign exchange, or De-SPAC transaction, (iii) the acquisition of the Company by another person or entity by means of any transaction in which holders of the outstanding voting securities of the Company immediately before such transaction held less than 50% of the voting securities of the Company or the surviving corporation after such transaction or a sale of all or substantially all of the assets of the Company but excluding De-SPAC transaction, IPO, and the occurrence of equity financing in which the Company sold shares of its preferred stock for new money and which was neither an IPO or a Qualified Financing, or Change of Control, and (iv) the closing of a sale of an equity transaction in which the Company sold shares with an aggregate gross proceeds of at least $10.0 million, or Qualified Financing.

In the event of a Change of Control, De-SPAC transaction, or an IPO, the Conversion Shares would be common stock of the Company. In the event of a Qualified Financing, the Conversion Shares would be shares of preferred stock issued in such transaction.

Optional Conversion Feature—The holders of the 2021 Notes had the option to elect to convert their notes into Conversion Shares at the Conversion Price upon the occurrence of an equity financing in which the Company sold shares of its preferred stock for new money and which was neither an IPO or a Qualified Financing, or Non-Qualified Financing, and together with the IPO, De-SPAC transaction, Change of Control, and the Qualified Financing, collectively, the “Conversion Events”). In the event of a Non-Qualified Financing, the Conversion Shares would be the class of equity shares issued in such transaction. The 2021 Notes would be deemed to have converted into the Conversion Shares if no election was made by the holders of the 2021 Notes.

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

There were no convertible notes outstanding as of December 31, 2022 and 2021.

Convertible Notes—Related Parties

There were no convertible notes issued to related parties that were outstanding as of December 31, 2022 and 2021. In connection with the issuance of the 2021 Notes, the Company issued, in aggregate, $14.3 million of convertible notes to certain related parties. These notes were issued under the same terms and conditions as the 2021 Notes.

Valuation of the 2021 Notes

At the issuance date of the 2021 Notes, the Company determined that the fair value of the 2021 Notes approximated the principal amounts of the 2021 Notes as the transaction was deemed to be at arm’s length. Subsequent measurement of fair value of the 2021 Notes at each reporting period was estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used a scenario-based analysis to incorporate estimates and assumptions concerning the Company’s prospects and market indications into a model to estimate the value of the 2021 Notes. The most significant estimates and assumptions used as inputs were those concerning timing, probability of possible scenarios for conversion or settlement of the 2021 Notes and discount rates. The fair value of the 2021 Notes upon settlement in July 2021 was determined based on the fair value of the Series C-1 redeemable convertible preferred stock issued. This method was selected as the Company concluded that the contemporaneous financing transaction was an arm’s length transaction. The issuance of the Series C-1 redeemable convertible preferred stock was considered to be a Qualified Financing (see Note 11) pursuant to the original terms of the 2021 Notes. Accordingly, the fair value calculation for the 2021 Notes immediately before conversion considered both the fair value of the Series C-1 redeemable convertible preferred stock and the conversion price, which was 85% of the fair value of the Series C-1 redeemable convertible preferred stock. The fair value of the 2021 Notes as of June 30, 2021 was determined to be the same as that on the settlement date in July 2021 based on management’s determination of no material changes to the assumptions underlying the determination of the fair value of the 2021 Notes.

9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$23,567	$9,989	$—	$33,556
Short-term investments:
Treasury notes	27,159	—	—	27,159
Treasury bills	59,334	—	—	59,334
Commercial paper	—	134,375	—	134,375
Corporate debt securities	—	58,753	—	58,753
Agency bonds	—	4,798	—	4,798
Total short-term investments	86,493	197,926	—	284,419
Restricted cash equivalents	719	—	—	719
Total financial assets	$110,779	$207,915	$—	$318,694

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$49,271	$—	$—	$49,271
Short-term investments:
Commercial paper	—	33,978	—	33,978
Corporate debt securities	—	11,949	—	11,949
Total short-term investments	—	45,927	—	45,927
Restricted cash	189	—	—	189
Total financial assets	$49,460	$45,927	$—	$95,387

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

The Company does not hold any short-term investments classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

There were no other assets or liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and 2021.
10. LEASES

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through October 2026. The Company entered into an office space lease at 121 First Street in Cambridge, Massachusetts on January 10, 2022, for 36 months, with an option to extend the lease for 3 years. Because the Company was not reasonably certain to exercise the option to extend the lease at inception, the option to extend was not considered in determining the lease term. The Company initially recognized a right-of-use asset of $5.0 million and a lease liability of $5.0 million upon commencement of the lease.

Components of lease expense required by ASC 842 are presented below for the year ended December 31, 2022:

Year ended December 31,
2022
(in thousands)
Lease cost
Operating lease cost	$2,136
Total lease cost	$2,136

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

The following table summarizes the presentation in the Company’s consolidated balance sheet of its operating leases (in thousands):

As of December 31, 2022
Assets
Operating lease right-of-use assets	$5,524

Liabilities
Operating lease right-of-use liabilities, current	$2,040
Operating lease right-of-use liabilities, net of current portion	4,237
Total operating lease liabilities	$6,277

During the year ended December 31, 2022, the Company made cash payments of $1.4 million for operating leases. Future minimum lease payments under non-cancelable leases as of December 31, 2022, were as detailed below (in thousands):

As of December 31, 2022
2023	$2,417
2024	2,478
2025	1,586
2026	476
2027	—
Total undiscounted lease payments	6,957
Less: imputed interest	(680)
Total operating lease liabilities	$6,277

As of December 31, 2022, the weighted average remaining lease term was 2.9 years and the weighted average incremental borrowing rate used to determine the operating lease right-of-use assets was 7.3%.

ASC 840 Disclosures

Future minimum lease payments under non-cancelable leases as of December 31, 2021, were as detailed below (in thousands):

As of December 31, 2021
2022	$532
2023	541
2024	555
2025	563
2026	476
Total operating lease liabilities	$2,667

11. Redeemable Convertible Preferred Stock

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

As of December 31, 2021, the holders of the Series C Preferred Stock, or together with the Series A redeemable convertible preferred stock and the Series B redeemable convertible preferred stock, collectively, the Preferred Stock, had the following rights and preferences:

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

Redemption—The Preferred Stock did not contain any mandatory redemption features. In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, preferred stock issued with redemption provisions that are outside of the control of the Company or that contain certain redemption rights in a deemed liquidation event is required to be presented outside of stockholders’ equity (deficit) on the face of the consolidated balance sheets. The Company classified the Preferred Stock outside of the stockholders’ equity (deficit) as mezzanine equity because in the event of certain deemed liquidation events, which included events such as a sale or merger, that were not solely within the control of the Company, the shares of the Preferred Stock would have become redeemable at the option of the holders. The Company did not adjust the carrying values of the Preferred Stock to the redemption values of such shares since a deemed liquidation event did not occur and the shares were not probable of becoming redeemable in the future as of the consolidated balance sheet dates.

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

In January 2022, upon the completion of the Company’s IPO, all of the Company's outstanding shares of preferred stock were converted into shares of its common stock. There were no redeemable convertible preferred stock outstanding as of December 31, 2022.

12. Stockholders’ EQUITY (Deficit)

Common Stock—Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders provided, however, that, except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Company’s Certificate of Incorporation that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation or pursuant to the Delaware General Corporation Law. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board of Directors, if any, subject to the preferential dividend rights of the Preferred Stock. No dividends were declared or paid during the years ended December 31, 2022 and 2021.

The Company had reserved shares of common stock for issuance in connection with the following:

	December 31,
	2022	2021
Common stock authorized	300,000,000	56,500,000
Common stock issued and outstanding	66,512,011	7,020,487
Common stock authorized and reserved for future issuances:
Series A redeemable convertible preferred stock	—	6,407,256
Series B redeemable convertible preferred stock	—	16,746,059
Series C-1 redeemable convertible preferred stock	—	13,150,430
Series C-2 redeemable convertible preferred stock	—	3,170,585
Common stock reserved for the exercise of stock options	8,480,950	5,339,011
Common stock reserved for the unvested restricted stock units	740,297	—
Common stock reserved for future issuance of share-based awards	2,817,751	1,444,492
Total common stock authorized and reserved for future issuance	12,038,998	46,257,833
Unreserved common stock available for future issuance	221,448,991	3,221,680

In January 2022, the Company completed its IPO in which the Company issued and sold 11,369,369 shares of its common stock at a price of $19.00 per share. After deducting underwriting discounts and commissions and estimated offering expenses, the Company received net proceeds of approximately $196.4 million. Upon the completion of the IPO, all of the Company’s outstanding shares of preferred stock were converted into shares of its common stock.

In October 2022, the Company completed a follow-on public offering in which the Company issued 7,697,812 shares of its common stock at a price of $32.00 per share. After deducting underwriting discounts and commissions and estimated offering expenses, the Company received net proceeds of approximately $230.6 million.

13. Stock Option and Grant Plan

Stock Incentive Plan—In January 2022, the Company’s board of directors adopted, and its stockholders approved the 2022 Stock Option and Incentive Plan, or 2022 Plan, which became effective on January 5, 2022, at which point no further grants would be made under the 2015 Stock Option and Restricted Stock Plan, or 2015 Plan. Under the 2022 Plan, the Company may grant incentive stock options, or ISOs, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. As of December 31, 2022, there were 2,817,751 shares available for future issuance under the 2022 Plan. The options issued under the 2022 Plan expire 10 years following the date of grant. Stock options and restricted stock units typically vest over 4 years. We recognize the compensation cost of awards subject to service-based vesting conditions over the requisite service period, which is generally equal to the vesting period of the respective award.

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

General Option Information

The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
Grant price	$20.29	$7.69
Risk-free interest rate	1.97%	1.01%
Expected term (in years)	6.07	5.73
Expected volatility	88.75%	81.61%
Dividend yield	0.00%	0.00%

The per share weighted average grant date fair value of stock options granted during the year ended December 31, 2022 and 2021 was $15.10 and $5.25, respectively.

A summary of option activity for the year ended December 31, 2022, is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	5,339,011	$5.54	8.7	$15,627
Granted	4,237,720	$20.29
Exercised	(950,013)	$2.33
Cancelled or forfeited	(145,768)	$10.98
Outstanding at December 31, 2022	8,480,950	$13.19	8.2	$201,765
Exercisable at December 31, 2022	2,055,416	$6.03	7.0	$63,408
Unvested at December 31, 2022	6,425,534	$15.47	8.6	$138,357

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021, was $14.2 million and $6.2 million, respectively.

The total fair value of stock options vested during the years ended December 31, 2022 and 2021 was $8.8 million and $1.3 million, respectively.

Restricted Stock Unit Activity

A summary of restricted stock unit activity for the year ended December 31, 2022, is as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	—	$—
Granted	752,613	$19.98
Vested	—	$—
Forfeited	(12,316)	$17.82
Nonvested as of December 31, 2022	740,297	$20.02

Stock-Based Compensation Expense—The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Year Ended December 31,
	2022	2021
	(in thousands)
Research and development expenses	$5,639	$888
Selling, general and administrative expenses	16,075	2,248
Total stock-based compensation	$21,714	$3,136

The following table summarizes stock-based compensation by type of award:

	Year Ended December 31,
	2022	2021
	(in thousands)
Stock options	$18,844	$3,136
Restricted stock units	2,870	—
Total stock-based compensation expense	$21,714	$3,136

The following table summarizes unrecognized stock-based compensation expense as of December 31, 2022, by type of awards, and the weighted-average period over which that expense is expected to be recognized. The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	As of December 31, 2022
	Unrecognized Expense	Weighted-average Recognition Period
	(in thousands)	(in years)
Stock options	$61,049	2.79
Restricted stock units	$11,950	3.25

14. Income Taxes

The components of net loss before the provision for income taxes are as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
U.S.	$(198,704)	$(87,904)
Non-U.S.	1,103	(27)
Loss before income taxes	$(197,601)	$(87,931)

The provision for income taxes for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Current income tax provision
U.S. - Federal	$—	$—
U.S. - State	—	—
Non-U.S.	774	—
Provision for income taxes	$774	$—

A reconciliation of the Company’s effective income tax rate to the U.S. statutory federal income tax rate of 21% for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
Tax at U.S. statutory tax rate	21.0%	21.0%
State income tax benefit	3.9%	4.0%
Research and development tax credits	1.4%	1.5%
Valuation allowances	(25.5)%	(24.4)%
Other	(1.2)%	(2.1)%
Effective income tax rate	(0.4)%	0.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$42,673	$24,303
State net operating loss carryforwards	10,628	5,474
Capitalized research and development costs	18,079	6,205
Inventory	5,721	—
Tax credits	5,581	2,808
Accruals and other	9,284	1,556
Total deferred tax assets	$91,966	$40,346
Valuation allowance	(90,587)	(40,346)
Net total deferred tax assets	$1,379	$—
Deferred tax liabilities:
Other	(1,379)	—
Total deferred tax liabilities	$(1,379)	$—
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. The Company has considered its history of cumulative losses, including significant losses incurred in every year since inception, including 2022, and has concluded that it is more likely than not that it will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2022 and 2021.

On a periodic basis the Company reassess the valuation allowance that has been established, weighing positive and negative evidence. In 2022, the Company reassessed the valuation allowance and considered negative evidence, including cumulative losses over the three years ended December 31, 2022, and positive evidence, including regulatory approvals of ALBRIOZA and RELYVRIO. After assessing both the negative and positive evidence, the Company concluded that a full valuation should be retained against the net deferred tax assets as of December 31, 2022. It is possible that all or a portion of the valuation allowance will be released in the near-term. The release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, levels of profitability, revenue growth, clinical program progression and expectations regarding future profitability.

As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of approximately $203.2 million and $115.7 million, respectively, and state net operating loss carryforwards of approximately $164.1 million and $102.9 million, respectively, which are available to reduce future taxable income. Of the $203.2 million federal net operating loss carryforwards, $1.3 million begin to expire in 2034 and the remaining $201.9 million net operating losses carryforward indefinitely. Of the $164.1 million state net operating loss carryforwards, $113.0 million of Massachusetts net operating loss carryforwards begin to expire in 2034. As of December 31, 2022 and 2021, the Company also had federal tax credits of $4.6 million and $2.7 million, respectively, and state tax credits of $1.2 million. The tax credit carryforwards will expire at various dates beginning in 2034.

The utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company has not conducted a formal study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382 and 383 of the Code, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards may be subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.

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

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets as of December 31, 2022 and 2021, because the Company’s management has determined that it is more likely than not that these assets will not be fully realized. The increase in the valuation allowance recorded during the year primarily relates to the net operating loss incurred by the Company as well as the increase in research and development credits.

The following table reflects the roll-forward of the Company’s valuation allowance:

	Year Ended December 31,
	2022	2021
	(in thousands)
Valuation allowance at beginning of year	$40,346	$18,900
Increases recorded to income tax provision	50,241	21,446
Valuation allowance at end of year	$90,587	$40,346

The Company accounts for uncertainty in income taxes under the provisions of ASC 740 which defines the thresholds for recognizing the benefits of tax return positions in the consolidated financial statements as “more likely than not” to be sustained by the taxing authority. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Balance at beginning of the period	$564	$349
Increases (decreases) related to tax positions taken during prior years	(32)	—
Increases related to tax positions taken during the prior years	481	215
Balance at end of the period	$1,013	$564

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the benefits recognized in the consolidated financial statements. The Company does not expect the amount of unrecognized tax benefits to change over next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. The Company did not recognize any interest or penalties related to uncertain tax positions during the two years ended December 31, 2022 and 2021.

The Company files U.S. federal, foreign and state income tax returns in various jurisdictions. The status of limitations varies by jurisdiction. There are currently no federal or state audits or examinations in process.

15. EMPLOYEE BENEFIT PLANS

The Company maintains a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Plan participants are able to defer eligible compensation subject to applicable annual Internal Revenue Code limits. The Company provides a safe-harbor contribution of 3% of employee compensation to employees who satisfy the minimum service requirements. The Company made $1.2 million and $0.3 million of safe-harbor contributions for the years ended December 31, 2022 and 2021, respectively.

16. NET LOSS PER SHARE

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

	December 31,
	2022	2021
Options to purchase common stock	8,480,950	5,339,011
Restricted stock units	740,297	—
Redeemable convertible preferred stock	—	39,474,330
Total excluded common stock equivalents	9,221,247	44,813,341

17. Related party transactions

Convertible Notes

In connection with the issuance of the 2021 Notes, the Company issued, in aggregate, $14.3 million of convertible promissory notes to Morningside Ventures Investments Limited, and certain members of the board of directors of the Company. Morningside Ventures Investments Limited is a 5% significant stockholder of the Company. These notes were issued under the same terms and conditions as the 2021 Notes (see Note 8).

Supplier Agreements

In the ordinary course of business, the Company may purchase materials or supplies or services from entities that are associated with a party that meets the criteria of a related party of the Company. These transactions are reviewed quarterly and to date have not been material to the Company’s consolidated financial statements.

18. Commitments and Contingencies

Operating Leases—The Company leases its facilities under non-cancelable operating leases that expire at various dates through October 2026. The Company entered into an office space lease at 121 First Street in Cambridge, Massachusetts on January 10, 2022, for 36 months, with an option to extend the lease for 3 years. As of January 1, 2022, the Company adopted ASC 842 which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases. As a result of this adoption, the Company recorded a right-of-use asset and corresponding lease liability on the consolidated balance sheet. The Company continues to recognize rent expense, which is calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. See Note 10 for additional information regarding the Company's operating leases.

Letter of Credit—Restricted cash equivalents consist of $0.2 million of cash serving as collateral for a letter of credit issued for the Company’s office space, and $0.5 million as collateral for a corporate credit card program. As of December 31, 2022 and 2021, the Company’s restricted cash equivalents balance was $0.7 million and $0.2 million, respectively

Legal Proceedings—The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or potential range of loss is probable and reasonably estimated under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company recognizes expenses for its costs related to its legal proceedings, as incurred.

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

Pursuant to the terms of the respective grant agreements among the Company, ALS Association and ALS Finding a Cure, the Company will be required to make royalty payments to each Grantor in the total amount equal to 150% of the grant received. The royalty payments will be achieved through a combination of the following payment methods: (i) an annual installment payment of 3% of net sales of any products developed under the project for which the grant was used for and (ii) 3% of cash proceeds resulting from revenue generating transaction under the project for which the grants are used for. During the year ended December 31, 2022, the Company recorded $1.4 million in royalty expense, which is included in cost of sales in the consolidated financial statements.

Under the terms of the respective grant agreements among the Company, Alzheimer’s Drug Discovery Foundation, the Alzheimer’s Association, and Cure Alzheimer’s Fund, the Company will make royalty payments up to the maximum amount of $15.0 million to each Grantor (or $45.0 million in aggregate). The royalty payment will be made through a combination of the following payment methods: (i) 4% of annual net sales of any product commercialized from the project for which the grant was used for and directly related to the treatment of the Alzheimer’s disease and (ii) 15% of all royalties and cash proceeds resulting from revenue generating transactions associated with the projects for which the grants were used for under the grant agreements. As the conditions that would trigger royalty payments under the agreements have not occurred, no amounts have been recorded in the consolidated financial statements for the year ended December 31, 2022.

19. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, except as described below.

Silicon Valley Bank (“SVB”) was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. At the time of closing, the Company maintained less than $1.0 million of its cash in deposit accounts with SVB and held sufficient liquid assets at Bank of America to manage its operational needs. The vast majority of the Company’s cash, cash equivalents and short-term investments reside in custodial accounts held by U.S. Bank for which SVB Asset Management is the advisor. The Company’s investment portfolio currently does not contain any securities of SVB. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023. The Company does not believe it will be impacted by the closure of SVB and will continue to monitor the situation as it evolves.

On March 13, 2023, the Company announced the appointment of Karen Firestone, Chairman, CEO, and co-founder of Aureus Asset Management and prior fund manager at Fidelity Investments, to the company’s Board of Directors. Ms. Firestone's appointment to the Board of Directors is effective as of March 16, 2023.