Form 10-Q
period 2023-03-31
Amylyx Pharmaceuticals, Inc.
filed 2023-05-11
CIK 1658551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2023, the registrant had 67,176,067 shares of common stock, $0.0001 par value per share, outstanding.

AMYLYX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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
•
the initiation, timing, progress and results of our preclinical studies and clinical trials, including our Phase 3 clinical trial of AMX0035 for the treatment of amyotrophic lateral sclerosis, or ALS, known as the PHOENIX trial, our Phase 3 clinical trial of AMX0035 for the treatment of progressive supranuclear palsy, or PSP, and our Phase 2 clinical trial of AMX0035 for the treatment of Wolfram syndrome, and our research and development activities;
•
our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•
our ability to continue to advance AMX0035 and advance any future product candidates into, and successfully complete, clinical trials;
•
our ability to successfully recruit and enroll suitable patients in our clinical trials;
•
the timing or likelihood of the accomplishment of various scientific, clinical, regulatory filings and approvals and other product development objectives, including the timing of a decision by the European Medicines Agency, or the EMA, regarding whether to approve AMX0035 for the treatment of adults with ALS;
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
•
our financial performance;
•
the effect of global economic uncertainty and financial market volatility caused by economic effects of rising inflation and interest rates, the COVID-19 pandemic, geopolitical instability, changes in international trade relationships and military conflicts, such as the ongoing conflict between Russia and Ukraine, on any of the foregoing or other aspects of our business or operations; and

•
other statements about future events, including those listed under the section entitled “Risk factors”.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under the section titled “Risk Factors” and elsewhere in this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$114,563	$62,526
Short-term investments	231,111	284,419
Prepaid expenses and other current assets	12,749	10,113
Accounts receivable, net	17,555	15,306
Inventories	13,075	9,769
Total current assets	389,053	382,133
Property and equipment, net	2,559	2,611
Restricted cash equivalents	719	719
Operating lease right-of-use assets	5,088	5,524
Long-term inventories	10,073	—
Other assets	466	466
Total assets	$407,958	$391,453
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,770	$6,257
Accrued expenses	38,753	38,312
Operating lease liabilities, current portion	2,093	2,040
Total current liabilities	51,616	46,609
Operating lease liabilities, net of current portion	3,694	4,237
Total liabilities	55,310	50,846
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 67,095,603 and 66,512,011 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	705,263	694,906
Accumulated deficit	(352,647)	(354,220)
Accumulated other comprehensive income (loss)	25	(86)
Total stockholders’ equity	352,648	340,607
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$407,958	$391,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Product revenue, net	$71,428	$—
Operating expenses:
Cost of sales	5,283	—
Research and development	24,192	21,464
Selling, general and administrative	44,006	26,350
Total operating expenses	73,481	47,814
Loss from operations	(2,053)	(47,814)
Other income, net:
Interest income	3,718	131
Other expense, net	(262)	(19)
Total other income, net	3,456	112
Income (loss) before income taxes	1,403	(47,702)
(Benefit) provision for income taxes	(170)	146
Net income (loss)	$1,573	$(47,848)

Net income (loss) per share attributable to common stockholders
Basic	$0.02	$(0.93)
Diluted	$0.02	$(0.93)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders
Basic	66,717,271	51,604,310
Diluted	70,863,665	51,604,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$1,573	$(47,848)
Other comprehensive income (loss):
Foreign currency translation adjustment	79	(68)
Net unrealized gain (loss) on investments held	32	(92)
Other comprehensive income (loss)	111	(160)
Comprehensive income (loss)	$1,684	$(48,008)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C-1 Redeemable Convertible Preferred Stock		Series C-2 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	—	$—	—	$—	—	$—	—	$—	66,512,011	$7	$694,906	$(86)	$(354,220)	$340,607
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	451,298	—	2,777	—	—	2,777
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	—	—	—	—	—	—	—	—	132,294	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	7,580	—	—	7,580
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	111	—	111
Net income	—	—	—	—	—	—	—	—	—	—	—	—	1,573	1,573
Balance as of March 31, 2023	—	—	—	—	—	—	—	—	67,095,603	7	705,263	25	(352,647)	352,648

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C-1 Redeemable Convertible Preferred Stock		Series C-2 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit) Equity
Balance as of December 31, 2021	6,289,609	$7,675	14,496,835	$64,387	13,150,430	$134,791	3,170,585	$32,498	7,020,487	$1	$4,667	$9	$(155,845)	$(151,168)
Conversion of preferred stock into common stock upon initial public offering	(6,289,609)	(7,675)	(14,496,835)	(64,387)	(13,150,430)	(134,791)	(3,170,585)	(32,498)	39,474,330	4	239,347	—	—	239,351
Issuance of common stock upon initial public offering, net of issuance costs of $19,639	—	—	—	—	—	—	—	—	11,369,369	1	196,378	—	—	196,379
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,392	—	—	4,392
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(47,848)	(47,848)
Balance as of March 31, 2022	—	—	—	—	—	—	—	—	57,864,186	6	444,784	(151)	(203,693)	240,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities:
Net income (loss)	$1,573	$(47,848)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	7,501	4,392
Depreciation expense	204	35
Amortization (accretion) of investment premiums (discounts)	(2,903)	2
Changes in operating assets and liabilities:
Accounts receivable, net	(2,249)	—
Inventories	(13,303)	—
Interest receivable	253	(1)
Prepaid expenses and other current assets	(2,882)	(4,890)
Operating lease right-of-use assets	436	374
Other assets	—	(456)
Accounts payable	4,611	5,020
Accrued expenses	2,178	2,741
Operating lease liabilities	(491)	(3)
Net cash used in operating activities	(5,072)	(40,634)
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(250)	(342)
Purchases of investments	(9,756)	(123,880)
Proceeds from maturities of short-term investments	66,000	24,911
Net cash provided by (used in) investing activities	55,994	(99,311)
Cash flows provided by financing activities:
Proceeds from initial public offering	—	200,897
Initial public offering costs paid	—	(442)
Follow-on offering costs paid	(136)	—
Proceeds from exercise of stock options	3,539	—
Withholding taxes paid on stock-based awards	(2,363)	—
Net cash provided by financing activities	1,040	200,455
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	75	(68)
Net increase in cash, cash equivalents and restricted cash equivalents	52,037	60,442
Cash, cash equivalents and restricted cash equivalents, beginning of period	63,245	50,380
Cash, cash equivalents and restricted cash equivalents, end of period	$115,282	$110,822
Supplemental disclosure of cash flow information:
Unrealized (gain) loss on short-term investments	$(32)	$92
Taxes withheld on stock-based awards included in accrued expenses	$22	$—
Purchases of property and equipment included in accounts payable	$—	$509
Right-of-use assets and liabilities upon ASC 842 adoption	$—	$2,201
Right-of-use assets obtained in exchange for lease liabilities	$—	$4,958
Movement of deferred offering costs to equity	$—	$2,474
Initial public offering costs included in accounts payable and accrued expenses	$—	$1,602
Conversion of preferred stock to common stock upon initial public offering	$—	$239,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business

Amylyx Pharmaceuticals, Inc., together with its wholly owned subsidiaries, known as Amylyx or the Company, is a commercial-stage biotechnology company with a mission to one day end the suffering caused by neurodegenerative diseases. The Company is pursuing amyotrophic lateral sclerosis, or ALS, as its first indication and focused on the development and potential commercialization of AMX0035 for ALS globally. Amylyx’ first product, RELYVRIO® (sodium phenylbutyrate and taurursodiol, also known as ursodoxicoltaurine), previously known as AMX0035 in the U.S., is approved by the U.S. Food and Drug Administration, or the FDA, for the treatment of ALS in adults. AMX0035 is also approved with conditions by Health Canada and marketed as ALBRIOZA™ for the treatment of ALS in Canada. The Company’s Marketing Authorisation Application, or MAA, for AMX0035 for the treatment of ALS remains under review by the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA. The Company is also developing AMX0035 for other neurodegenerative diseases by leveraging its scientific expertise and relationships in the neurodegenerative space, and plans to initiate a global, pivotal Phase 3 trial of AMX0035 for the treatment of progressive supranuclear palsy, or PSP. The company is also advancing additional drug candidates for neurodegenerative diseases including AMX0114, an antisense oligonucleotide targeting Calpain-2, a key protein in axonal degeneration, among others.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, the outcome of preclinical studies and clinical trials, market acceptance and the successful commercialization of its approved products ALBRIOZA, which received marketing authorization with conditions in Canada in June 2022, and RELYVRIO, which was approved by the FDA in the U.S. in September 2022, potential difficulties with or delays in timing with respect to the regulatory approval processes of the EMA and other comparable foreign authorities, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, ability to secure additional capital to fund operations, and risks associated with the economic challenges caused by the COVID-19 pandemic and economic uncertainty in various global markets caused by geopolitical instability and conflict. The Company and its contractors may experience disruptions in supply of items that are essential for its research and development and commercial activities, including, for example, raw materials and bulk drug substances that the Company imports from Europe and Canada used in the manufacturing of AMX0035, and any additional or future product candidates.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022 and the notes thereto, which are included in the Company’s most recent Annual Report on Form 10-K. Since the date of those consolidated financial statements, there have been no material changes to its significant accounting policies, with the exception of significant accounting policies related to the adoption of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 326, Financial Instruments—Credit Losses, or ASC 326, effective January 1, 2023, as described below.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the U.S., or GAAP, and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC, and Accounting Standards Update, or ASU, of the FASB.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 requires a cumulative effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company adopted ASU 2016-13 effective January 1, 2023, with no material impact on its consolidated financial statements and related disclosures.

3. PRODUCT REVENUE, NET

To date, the Company’s only source of product revenue has been from the sales of RELYVRIO, known as ALBRIOZA in Canada. Significant judgment is required in estimating gross-to-net, or GTN, adjustments considering historical experience, payer channel mix, current contract prices, unbilled claims, processing time lags, inventory levels in the distribution channel and estimated product returns. The following table reconciles gross product revenue to net product revenue:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Product revenue, gross	$84,553	$—
GTN adjustments	(13,125)	—
Product revenue, net	$71,428	$—

The activity and ending reserve balance for GTN adjustments were as follows for the three months ended March 31, 2023 (in thousands):

GTN Adjustments
Ending balance at December 31, 2022	$4,304
Provision related to sales in the current year	13,361
Adjustment related to prior period sales	(236)
Credits and payments made	(6,047)
Ending balance at March 31, 2023	$11,382

Included in the ending reserve balance for GTN adjustments are chargebacks resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from the Company, discounts to customers for prompt payment and estimates for product returns. Chargebacks, discounts and returns are recorded as reductions of accounts receivable, net on the condensed consolidated balance sheets. In addition, included in the ending reserve balance for GTN adjustments are Medicaid and Medicare rebates, other rebates for obligations under voluntary patient assistance programs, and accrued fees payable to customers. Medicaid and Medicare rebates, other rebates and fees are recorded as a component of accrued expenses on the condensed consolidated balance sheets.

4. SHORT-TERM INVESTMENTS

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at March 31, 2023 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included as a separate component of other accumulated comprehensive income (loss). There were no realized gains or losses recognized during the three months ended March 31, 2023.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific identification method. The Company includes interest and dividends on securities classified as available-for-sale in interest. Accrued interest receivable relating to the Company's available-for-sale securities is presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, and amounted to $0.3 million and $0.5 million at March 31, 2023 and December 31, 2022, respectively.

The following is a summary of available-for-sale securities with unrealized losses for less than 12 months as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Treasury notes	$19,620	$(7)	$27,159	$(14)
Treasury bills	—	—	9,839	(2)
Commercial paper	58,276	(20)	—	—
Corporate debt securities	33,223	(22)	33,486	(55)
Total available-for sale securities in an unrealized loss position	$111,119	$(49)	$70,484	$(71)

At March 31, 2023, the Company's security portfolio consisted of 30 securities related to investments in debt securities available-for-sale, of which 14 securities were in an unrealized loss position. There were no securities in an unrealized loss position for greater than 12 months as of March 31, 2023. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of March 31, 2023.

Prior to January 1, 2023, the Company evaluated short-term investments for other-than-temporary impairment at the balance sheet date. Declines in fair value, if any, determined to be other-than-temporary were also included in other income, net. When assessing short-term investments for other-than-temporary declines in value, the Company considered such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. The Company determined it did not hold any investments with any other-than-temporary impairment as of December 31, 2022.

Short-term investments, which are classified as available-for-sale, consisted of the following:

Balance at March 31, 2023:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
	(in thousands)
Treasury notes	$27,476	$—	$(7)	$27,469
Treasury bills	32,850	3	—	32,853
Commercial paper	119,788	28	(20)	119,796
Corporate debt securities	41,169	3	(22)	41,150
Agency bonds	9,828	15	—	9,843
Total short-term investments	$231,111	$49	$(49)	$231,111

Balance at December 31, 2022:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Values
	(in thousands)
Treasury notes	$27,173	$—	$(14)	$27,159
Treasury bills	59,326	10	(2)	59,334
Commercial paper	134,375	—	—	134,375
Corporate debt securities	58,795	13	(55)	58,753
Agency bonds	4,781	17	—	4,798
Total short-term investments	$284,450	$40	$(71)	$284,419

5. INVENTORIES

Inventories consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Raw materials	$10,381	$7,151
Work in process	10,359	1,681
Finished goods	2,408	937
Total inventories	$23,148	$9,769
Reported as:
Inventories	$13,075	$9,769
Long-term inventories	10,073	—
Total inventories	$23,148	$9,769

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Inventory on hand determined to not have a future economic benefit and acquired prior to receipt of the marketing authorization for

ALBRIOZA in Canada, totaling approximately $18.1 million, was expensed as research and development expense as incurred. The Company began to capitalize the costs determined to have a probable future economic benefit associated with the production of ALBRIOZA upon receipt of Health Canada approval in June 2022. Finished goods have a shelf life of 12-15 months from the date of manufacture.

Of the inventories reported on the balance sheet at March 31, 2023, the Company had $10.1 million of long-term raw materials that are not expected to be realized in cash, sold or consumed during the next 12 months.

6. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Accrued external research and development	$9,634	$8,424
Accrued benefits and incentive compensation	5,660	15,231
Accrued manufacturing	7,298	4,596
Accrued consulting and other professional fees	5,647	4,116
Accrued rebates and co-pay assistance	6,884	3,582
Accrued royalties	2,551	1,358
Other accrued expenses	1,079	1,005
Total accrued expenses	$38,753	$38,312

7. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$36,462	$—	$—	$36,462
Short-term investments:
Treasury notes	27,469	—	—	27,469
Treasury bills	32,853	—	—	32,853
Commercial paper	—	119,796	—	119,796
Corporate debt securities	—	41,150	—	41,150
Agency bonds	—	9,843	—	9,843
Total short-term investments	60,322	170,789	—	231,111
Restricted cash equivalents	719	—	—	719
Total financial assets	$97,503	$170,789	$—	$268,292

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$23,567	$9,989	$—	$33,556
Short-term investments:
Treasury notes	27,159	—	—	27,159
Treasury bills	59,334	—	—	59,334
Commercial paper	—	134,375	—	134,375
Corporate debt securities	—	58,753	—	58,753
Agency bonds	—	4,798	—	4,798
Total short-term investments	86,493	197,926	—	284,419
Restricted cash equivalents	719	—	—	719
Total financial assets	$110,779	$207,915	$—	$318,694

The Company classifies its money market funds, treasury notes and treasury bills as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices for identical assets in active markets without any valuation adjustment. The Company classifies its commercial paper, corporate debt securities, and agency bonds as Level 2 assets under the fair value hierarchy, as these assets have been valued using information obtained through a third-party pricing service at each balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers, or a combination of these data sources.

8. Leases

The Company adopted ASC 842 on January 1, 2022. ASC 842 allows the Company to elect a package of practical expedients, which include: (i) an entity need not reassess whether any expired or existing contracts are or contain leases; (ii) an entity need not reassess the lease classification for any expired or existing leases; and (iii) an entity need not reassess any initial direct costs for any existing leases. Another practical expedient allows the Company to use hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. The Company elected to utilize this package of practical expedients and did not elect the hindsight methodology in its implementation of ASC 842.

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through October 2026. The Company entered into an office space lease at 121 First Street in Cambridge, Massachusetts on January 10, 2022, for 36 months, with an option to extend the lease for 3 years.

Components of lease expense required by ASC 842 are presented below for the three months ended March 31, 2023.

	Three Months Ended March 31,
	2023	2022
	(in thousands)	(in thousands)
Lease cost
Operating lease cost	$544	$504
Total lease cost	$544	$504

The following table summarizes the presentation in the Company’s condensed consolidated balance sheet of its operating leases (in thousands):

As of March 31, 2023
Assets
Operating lease right-of-use assets	$5,088

Liabilities
Operating lease right-of-use liabilities, current	$2,093
Operating lease right-of-use liabilities, net of current portion	3,694
Total operating lease liabilities	$5,787

During the three months ended March 31, 2023, the Company made cash payments of $0.6 million for operating leases. Future minimum lease payments under non-cancelable leases as of March 31, 2023, were as detailed below (in thousands):

As of March 31, 2023
2023 (remaining 9 months)	$1,819
2024	2,478
2025	1,586
2026	476
2027	—
Total undiscounted lease payments	6,359
Less: imputed interest	(572)
Total operating lease liabilities	$5,787

As of March 31, 2023, the weighted average remaining lease term was 2.7 years and the weighted average incremental borrowing rate used to determine the operating lease right-of-use assets was 7.3%.

9. Income taxes

The Company recorded an income tax benefit of $0.2 million and an income tax provision of $0.1 million for the three months ended March 31, 2023 and 2022, respectively. The income tax (benefit) provision for these periods was primarily driven by the estimated annual effective tax rate for the year, as well as discrete income tax benefit of $0.3 million and discrete income tax provision of zero in the three months ended March 31, 2023 and 2022, respectively. The income tax benefit for the three months ended March 31, 2023 includes the release of a portion of the Company's valuation allowance that has been reversed through the annual effective tax rate with respect to amounts expected to be realized through current year taxable income.

10. Stock Option and Grant Plan

Stock Incentive Plan

General Option Information

A summary of option activity for the three months ended March 31, 2023, is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	8,480,950	$13.19	8.2	$201,765
Granted	2,105,628	$32.64
Exercised	(451,298)	$6.14		$11,682
Cancelled or forfeited	(73,655)	$11.98
Outstanding at March 31, 2023	10,061,625	$17.58	8.4	$127,488
Options exercisable as of March 31, 2023	2,815,243	$10.46	7.3	$53,271
Options unvested as of March 31, 2023	7,246,382	$20.34	8.8	$74,217
Weighted average grant-date fair value of options granted during the period	$21.65

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $11.7 million and zero, respectively.

The total fair value of stock options vested during the three months ended March 31, 2023 and 2022 was $14.7 million and $1.8 million, respectively.

Restricted Stock Unit Activity

A summary of restricted stock unit activity for the three months ended March 31, 2023, is as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	740,297	$20.02
Granted	467,453	$32.64
Vested	(146,694)	$19.76
Forfeited	(5,084)	$22.30
Nonvested as of March 31, 2023	1,055,972	$25.63

Summary of Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of comprehensive income for the three months ended March 31, 2023 and 2022, is as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Research and development	$1,891	$1,125
Selling, general and administrative	5,610	3,267
Total stock-based compensation expense	$7,501	$4,392

The Company capitalized stock-based compensation expense of $0.1 million and zero for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes stock-based compensation by type of award:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Stock options	$6,256	$3,908
Restricted stock units	1,245	484
Total stock-based compensation expense	$7,501	$4,392

The following table summarizes unrecognized stock-based compensation expense as of March 31, 2023, by type of awards, and the weighted-average period over which that expense is expected to be recognized. The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	As of March 31, 2023
	Unrecognized Expense	Weighted-average Recognition Period
	(in thousands)	(in years)
Stock options	$99,211	3.22
Restricted stock units	$25,835	3.53

11. NET INCOME (LOSS) PER SHARE

Net Income (Loss) per Share Attributable to Common Stockholders

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the combined weighted average number of common shares and potentially dilutive shares, which include the assumed exercise of employee stock options and unvested restricted stock units. In computing diluted earnings per share, the Company utilizes the treasury stock method.

A summary of the numerator and denominators used in the computation of earnings per share follows (in thousands, except share and per share data):

	March 31,
	2023	2022
Numerator:
Net income (loss)	$1,573	$(47,848)
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	66,717,271	51,604,310
Dilutive effect of employee stock options and restricted stock units	4,146,394	—
Weighted-average shares used to compute diluted net income (loss) per share	70,863,665	51,604,310
Net income (loss) per share attributable to common stockholders
Basic	$0.02	$(0.93)
Diluted	$0.02	$(0.93)

Because the Company reported a net loss attributable to common stockholders for the three months ended March 31, 2022, basic and diluted net loss per share attributable to common stockholders were the same. All stock options and restricted stock units were excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact for the three months ended March 31, 2022. The following stock options and restricted stock units outstanding at each period end have been excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	March 31,
	2023	2022
Options to purchase common stock	368,503	8,992,860
Restricted stock units	4,509	596,709
Total excluded common stock equivalents	373,012	9,589,569

12. Related party transactions

Supplier Agreements

In the ordinary course of business, the Company may purchase materials or supplies or services from entities that are associated with a party that meets the criteria of a related party of the Company. These transactions are reviewed quarterly and to date have not been material to the Company’s condensed consolidated financial statements.

13. Commitments and Contingencies

Lease Commitments

The Company has two operating lease agreements for its office space. See Note 8 for additional information.

Letter of Credit

Restricted cash equivalents consist of $0.2 million of cash serving as collateral for a letter of credit issued for the Company’s office space, and $0.5 million as collateral for a corporate credit card program. As of March 31, 2023 and December 31, 2022, the Company’s restricted cash equivalents balance was $0.7 million on its condensed consolidated balance sheets.

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

Royalty Payments

Between August 2016 and February 2019, the Company entered into agreements with the ALS Association, ALS Finding a Cure Foundation, Alzheimer’s Drug Discovery Foundation, Alzheimer’s Association and Cure Alzheimer’s Fund, or Grantors. Under the terms of the agreements, the Company was granted, in aggregate, $4.3 million. These grants were provided to the Company for the purpose of furthering the research and development of AMX0035 as a therapeutic benefit for ALS and Alzheimer’s disease. Under the terms of the arrangements, the Company would receive a tranche of funds as it completes certain milestones. Pursuant to the terms of the grant agreements, the Company has certain payment obligations that are contingent upon future events such as the achievement of commercialization or the receipt of proceeds from a revenue generating transaction resulting from the projects for which the grants are used for.

Pursuant to the terms of the respective grant agreements among the Company, ALS Association and ALS Finding a Cure, the Company will be required to make royalty payments to each Grantor in the total amount equal to 150% of the grant received. The royalty payments will be achieved through a combination of the following payment methods: (i) an annual installment payment of 3% of net sales of any products developed under the project for which the grant was used for and (ii) 3% of cash proceeds resulting from revenue generating transaction under the project for which the grants are used for. During the three months ended March 31, 2023, the Company recorded $2.5 million in royalty expense, which is included in cost of sales in the condensed consolidated financial statements.

Under the terms of the respective grant agreements among the Company, Alzheimer’s Drug Discovery Foundation, the Alzheimer’s Association, and Cure Alzheimer’s Fund, the Company will make royalty payments up to the maximum amount of $15.0 million to each Grantor (or $45.0 million in aggregate). The royalty payment will be made through a combination of the following payment methods: (i) 4% of annual net sales of any product commercialized from the project for which the grant was used for and directly related to the treatment of the Alzheimer’s disease and (ii) 15% of all royalties and cash proceeds resulting from revenue generating transactions associated with the projects for which the grants were used for under the grant agreements. As the conditions that would trigger royalty payments under the agreements have not occurred, no amounts have been recorded in the condensed consolidated financial statements for the three months ended March 31, 2023.

Purchase Commitments

The Company has obligations that are comprised of non-cancelable purchase commitments related to the manufacturing of AMX0035 with Patheon Inc., or Patheon. Under the Company’s manufacturing agreement with Patheon, the Company has agreed to purchase a minimum number of batches of AMX0035 per month for an 18-month period commencing October 1, 2023, or to a date on which the equipment required to support the batches will be in service if not October 1, 2023. In the event that such batches are not ordered, Patheon will invoice and the Company will pay for any shortfall per batch. As of March 31, 2023, the Company did not have any unconditional purchase commitments with Patheon.

14. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has evaluated all subsequent events after March 31, 2023 and through the date of this filing, and there were no material subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the condensed consolidated financial information and the notes thereto appearing elsewhere in this Quarterly Report.

This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in our 2022 Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Our mission is to one day end the suffering caused by neurodegenerative diseases. We are committed to supporting and creating more moments for the neurodegenerative disease community through the discovery and development of innovative new treatments. Our first product, RELYVRIO® (sodium phenylbutyrate and taurursodiol), previously known as AMX0035 in the U.S., is approved in the U.S. for the treatment of ALS in adults. AMX0035 is also approved with conditions by Health Canada and marketed as ALBRIOZA™ for the treatment of ALS in Canada.

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

We have received marketing authorization with conditions by Health Canada for ALBRIOZA for the treatment of ALS. We announced commercial availability of the product in July 2022. We have submitted to and received from the national reimbursement authorities, known as the Canadian Agency for Drugs and Technologies in Health, or CADTH, and l’Institut national d’excellence en santé et en services sociaux, or INESSS, recommendations regarding reimbursement for ALBRIOZA by the Canadian provincial governments, and are negotiating with public payers to obtain reimbursement coverage.

We received approval by the FDA for RELYVRIO in September 2022, and commercial product was first available in October 2022. This decision represented Amylyx’ first regulatory approval of AMX0035 in the U.S. and its second worldwide.

We are also actively pursuing regulatory approval of AMX0035 for the treatment of ALS in the European Union, or EU. Our Marketing Authorisation Application, or MAA, remains under review by the Committee for Medicinal Products for Human Use, or CHMP, of the EMA. We submitted a MAA to the EMA in Europe in the first quarter of 2022, which was validated in the same quarter. We continue to expect an opinion from CHMP mid-year and a decision in the third quarter of 2023 at the earliest.

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

In April 2023, we announced that the first participant was dosed in the HELIOS study, a Phase 2 exploratory open-label proof of biology study assessing the effect of AMX0035 in adults with Wolfram syndrome, with co-primary endpoints examining measures of safety and tolerability, and the effect of AMX0035 during a 4 hour mixed-meal tolerance test. Secondary outcome measures include various measures of endocrinological, neurological and ophthalmologic function.

Researchers from the Washington University School of Medicine in St. Louis, in collaboration with Amylyx, published preclinical data exploring the potential of AMX0035 as a novel therapeutic approach for Wolfram syndrome. These data were published in the peer-reviewed Journal of Clinical Investigation Insight, characterizing a pathogenic variant in the WFS1 gene (WFS1 c.1672C>T, p.R558C), identifying a platform for further genotype-phenotype analysis, and providing initial proof-of-concept for the therapeutic development of AMX0035 in Wolfram syndrome. The study demonstrated that iPSC-derived Wolfram syndrome models can provide a model of genotype-phenotype relationships that correlate with clinical observations. We anticipate topline results from the HELIOS study in 2024.

We plan to initiate a global, pivotal Phase 3 trial of AMX0035 for the treatment of progressive supranuclear palsy, or PSP. There are currently no approved therapies for the treatment of PSP and the disease is reported to affect as many as five to seven people in 100,000 people worldwide. PSP is a rare neurological disorder that affects body movements, walking and balance, and eye movement and is characterized by widespread neurodegeneration associated with tau protein deposition in subcortical regions of the brain. Based on preclinical data and biomarker analysis from the Phase 2 PEGASUS study of AMX0035 in Alzheimer’s disease, AMX0035 was shown to lower levels of tau and other markers of neurodegeneration. The Company intends to enroll approximately 600 adult participants.

In addition, we continue to study other compounds targeting ALS and other neurodegenerative diseases. Outside of AMX0035, the IND-enabling studies of AMX0114, an internally developed antisense oligonucleotide to target Calpain-2, are on track. Calpain-2 is a critical effector of axonal degeneration, and there is substantial preclinical data implicating this target in ALS and neuronal degeneration.

Since inception, we have devoted substantially all of our efforts to research and development and pre-commercialization activities, including recruiting management and technical staff, raising capital, producing materials for preclinical studies and clinical trials, and building infrastructure to support such activities. Other than RELYVRIO in the U.S. and ALBRIOZA in Canada, we do not have any products approved for sale. As of March 31, 2023, we have funded our operations primarily through public offerings of our common stock, private sales of preferred stock, convertible notes, and more recently through revenue from sales of RELYVRIO and ALBRIOZA in the U.S. and Canada, respectively. We have also generated grant revenues through five grants from ALS Association, ALS Finding a Cure Foundation, Cure Alzheimer’s Fund, Alzheimer’s Drug Discovery Foundation and Alzheimer’s Association, or Grantors.

Prior to 2023, we had incurred operating losses since inception. As of March 31, 2023, we had an accumulated deficit of $352.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our approved products. We may incur significant losses and our financial results will be highly dependent upon our successful commercialization of RELYVRIO in the U.S. We will continue to incur significant expenses as we advance AMX0035 and any future product candidates through preclinical and clinical development, setup and initiate additional trials, hire additional clinical, scientific, management and administrative personnel, seek regulatory approval and pursue commercialization of any approved product candidates. To date, we have primarily developed AMX0035 internally, with assistance from our network of contract research organizations, or CROs, and other advisors. This has resulted in increased research and development spending but has enabled us to manage AMX0035 efficiently through the development and manufacturing process.

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

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $345.7 million. We believe that the revenue we have begun to generate with commercial sales of AMX0035 in the U.S. and Canada and our existing cash, cash equivalents and short-term investments as of March 31, 2023, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least one year from the date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.

Impact of Macroeconomic Factors

The development of AMX0035 and any future product candidates could be disrupted and materially adversely affected in the future by any pandemic or calamity. In addition, economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as the ongoing conflict in Ukraine, and economic challenges caused by the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

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

Operating Expenses

Cost of Sales

Cost of sales consists primarily of costs associated with the manufacturing of RELYVRIO, ALBRIOZA and certain period costs, which include:

•
Direct materials costs;
•
Packaging services;
•
Transportation costs;
•
Manufacturing overhead costs; and
•
Royalties related to grants provided to us for the purpose of furthering the research and development of AMX0035 as a therapeutic benefit for ALS. For additional information refer to Note 13 in the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report;

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

Research and development activities are central to our business model. Product candidates such as AMX0035 in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. We expect that our research and development expenses will continue to increase in connection with our planned clinical development activities in the near term and in the future and to fund commercialization activities in the U.S., Canada and any other jurisdictions in which AMX0035 is approved. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of AMX0035 and any future product candidates. Our clinical development costs may vary significantly based on factors such as:

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
raising additional funds, if necessary;
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
•
the receipt and related terms of regulatory approvals from applicable regulatory authorities, including our marketing authorization with conditions from Health Canada for ALBRIOZA, the post-marketing requirements from the FDA for RELYVRIO and our MAA from the EMA for AMX0035 for the treatment of ALS;
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

A change in the outcome of any of these variables with respect to the development of AMX0035 or any future product candidates could have a significant impact on the cost and timing associated with the development of our product candidates. We may never succeed in obtaining or maintaining, as applicable, regulatory approval for AMX0035 or any future product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, sales, marketing, as well as administrative functions. Selling, general and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; sales and marketing expenses; information technology; facility-related and other operating costs. We anticipate that our selling, general and administrative expenses will continue to increase in the future as we further increase our headcount to support our continued research activities and development of AMX0035 and as we commercialize around the globe. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as well as investor and public relations expenses associated with being a public company. We have received marketing authorization with conditions for ALBRIOZA for the treatment of ALS in Canada and marketing authorization for RELYVRIO for the treatment of ALS in adults in the U.S. and are pursuing regulatory approval of AMX0035 for the treatment of ALS in Europe.

Other Income, Net

Interest Income

Interest income consists primarily of the amortization of premiums and accretion of discounts on our short-term investments, and interest income earned on our cash, cash equivalents and short-term investments.

Other Expense, Net

Other expense, net consists primarily of net realized and unrealized losses on foreign exchange transactions.

Income Taxes

Income taxes are determined using the asset and liability approach. Deferred tax assets and liabilities represent future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and for tax attribute carryforwards using enacted tax rates expected to be in effect in the years in which the differences reverse. Realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2023, a portion of our valuation allowance has been reversed through the annual effective tax rate with respect to amounts we expect to realize through current year taxable income. We continue to maintain a full valuation allowance against all of our deferred tax assets not expected to be realized through current year taxable income based on management’s evaluation of all available evidence, including our history of incurring significant losses from operations. Our evaluation of all available evidence also includes consideration of regulatory approvals of ALBRIOZA and RELYVRIO, including revenue generated from the sale these products in 2022, in the first quarter of 2023, and forecast through the remainder of 2023. Given the early stage of our product launch, we are uncertain about the timing and amount of future sales. We may release all or a portion of the remaining valuation allowance in the near-term; however, the release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, our level of profitability, revenue growth, clinical program progression and expectations regarding future profitability.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Product revenue, net	$71,428	$—	$71,428	*NM
Operating expenses:
Cost of sales	5,283	—	5,283	*NM
Research and development	24,192	21,464	2,728	13%
Selling, general and administrative	44,006	26,350	17,656	67%
Total operating expenses	73,481	47,814	25,667	54%
Loss from operations	(2,053)	(47,814)	45,761	(96)%
Other income, net:
Interest income	3,718	131	3,587	2,738%
Other expense, net	(262)	(19)	(243)	1,279%
Total other income, net	3,456	112	3,344	2,986%
Income (loss) before income taxes	1,403	(47,702)	49,105	(103)%
(Benefit) provision for income taxes	(170)	146	(316)	(216)%
Net income (loss)	$1,573	$(47,848)	$(49,421)	103%

* NM - not meaningful

Product revenue, net

We began commercially selling ALBRIOZA within Canada in July 2022 and RELYVRIO within the U.S. in October 2022. For the three months ended March 31, 2023, we recorded approximately $71.4 million of product revenue, net.

Cost of sales

Cost of sales of $5.3 million for the three months ended March 31, 2023, consisted of costs to procure, manufacture and distribute our marketed products, RELYVRIO and ALBRIOZA, and $2.5 million of royalty expense. In addition, included in cost of sales are costs to manufacture our marketed products, which have been provided to patients at no cost to them through either our interim access program or patient assistance program. We expect these costs to continue into 2024, and to a lesser degree, indefinitely. Drug product given to patients at no cost to them is not included in product revenue, net. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of units recognized as revenue during the three months ended March 31, 2023, or approximately $3.2 million, were expensed prior to obtaining regulatory approvals and, therefore, are not included in cost of sales during this period. We expect cost of sales to increase and gross margin to decrease as we deplete these inventories. We expect to use the remaining pre-commercialization inventory for product sales in 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
AMX0035 – ALS	$13,875	$15,236	$(1,361)	(9)%
Payroll and personnel-related	8,934	5,866	3,068	52%
Other	1,383	362	1,021	282%
	$24,192	$21,464	$2,728	13%

Research and development expenses were $24.2 million for the three months ended March 31, 2023, compared to $21.5 million for the three months ended March 31, 2022. During these periods, most of our research and development expenses were related to the development and clinical trials of AMX0035. The increase was primarily due to a $3.1 million increase in payroll and personnel-related costs and a $1.0 million increase in all other costs, offset by a $1.4 million decrease in spending on AMX0035 for the treatment of ALS. The increase in payroll and personnel-related costs was primarily due to an increase in the number of employees supporting research and development efforts. The increase in other costs were primarily due to an increase in costs associated with research and development spend for AMX0035 in other indications. The decrease in spending on AMX0035 was primarily related to a decrease in inventory expensed as research and development prior to obtaining regulatory approval. We expect to increase research and development for AMX0035 in other indications in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $44.0 million for the three months ended March 31, 2023 compared to $26.4 million for the three months ended March 31, 2022. The increase was primarily due to increases of $10.6 million in payroll and personnel-related costs, including stock-based compensation, $2.9 million in consulting and professional services and $4.2 million in other expenses. The increase in payroll and personnel-related costs was primarily due to hiring additional personnel in commercial and general and administrative functions to support our growth, as well as commercialization preparation initiatives in the EU. The increases in consulting and professional services and other expenses were primarily due to an increase in spending for commercial activities and operations as a public company.

Other Income, Net

Interest Income

Interest income for the three months ended March 31, 2023 was $3.7 million compared to $0.1 million for the three months ended March 31, 2022. The increase was primarily attributable to higher investment balances driven by our proceeds received from our 2022 follow-on offering and cash receipts from sales of AMX0035 resulting in higher interest earned.

(Benefit) provision for income taxes

We recorded an income tax benefit of $0.2 million and an income tax provision of $0.1 million for the three months ended March 31, 2023 and 2022, respectively. The income tax (benefit) provision for these periods was primarily driven by the estimated annual effective tax rate for the year, as well as discrete income tax benefit of $0.3 million and discrete income tax provision of zero in the three months ended March 31, 2023 and 2022, respectively. The income tax benefit for the three months ended March 31, 2023 includes the release of a portion of our valuation allowance that has been reversed through the annual effective tax rate with respect to amounts expected to be realized through current year taxable income. Forecasts of current year taxable income are significantly impacted by a US income tax law change in effect from January 1, 2022 that requires capitalization and amortization of all research and experimentation costs under Section 174 of the Internal Revenue Code. In the future, Congress may consider legislation that would defer the amortization requirement to later years, possibly with retroactive effect, which could have a material impact on the determination of current year taxable income.

Liquidity and Capital Resources

Sources of Liquidity

In the second half of 2022, we began generating revenue from the sale of our approved drug product RELYVRIO, known as ALBRIOZA in Canada. To date, we have financed our operations primarily through revenue from the sale of our approved products, the sale and issuance of common stock, convertible preferred stock, convertible notes and grant agreements with the Grantors. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $345.7 million.

From inception through March 31, 2023, we have raised $666.4 million in aggregate proceeds, net of issuance costs, primarily from the issuance of common stock, convertible preferred stock, convertible notes and grant agreements. Based on our current operational plans and assumptions, we believe that the revenue we have begun to generate with commercial sales of AMX0035 in the U.S. and Canada and our existing cash, cash equivalents, and short-term investments, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months after the date of the filing of this Quarterly Report.

Capital Resources

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities, manufacturing and clinical trials of AMX0035 and any future product candidates, execute on our commercialization plans for ALBRIOZA in Canada and RELYVRIO in the U.S., and prepare for the commercial launch of AMX0035 in other jurisdictions, if approved. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our expenses will also increase as we:

•
continue our research and development efforts, including our ongoing global Phase 3 PHOENIX trial of AMX0035 for the treatment of ALS, our upcoming Phase 3 trial of AMX0035 in PSP and our ongoing Phase 2 trial of AMX0035 for the treatment of Wolfram syndrome;
•
continue to commercialize AMX0035 (also known as ALBRIOZA in Canada and RELYVRIO in the U.S.) for the treatment of ALS in Canada and the U.S., and pursue launch of AMX0035 in Europe, if approved;
•
pursue investigational new drug applications of AMX0035 for additional indications;
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
•
hire and retain additional personnel, such as preclinical, clinical, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, finance, general and administrative, commercial and scientific personnel; and
•
develop, maintain, expand and protect our intellectual property portfolio.

In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and the Nasdaq Global Select Market, requires public companies to implement specified corporate governance practices that are currently not applicable to private companies. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting for the current year ending December 31, 2023. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and demands significant effort. In this regard, we will continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Based on our current operational plans and assumptions, we believe that the revenue we have begun to generate with commercial sales of AMX0035 in the U.S. and Canada and our existing cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months after the date of the filing of this Quarterly Report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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
•
the costs, timing and outcome of commercialization activities, including manufacturing, marketing, sales and distribution for AMX0035, if approved, in the EU and other territories or for any future product candidates for which we receive regulatory approval;
•
the costs, timing and outcome of regulatory review of AMX0035 and any future product candidates;
•
our ability to establish and maintain collaborations, marketing, distribution and license agreements on favorable terms, if at all;

•
our ability to enroll clinical trials in a timely manner and to quickly resolve any delays or clinical holds that may be imposed on our development activities;
•
timing delays with respect to preclinical and clinical development of AMX0035 and any future product candidates, including as result of the COVID-19 pandemic or other pandemics or disruptions;
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

Cash Flows

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Net cash used in operating activities	$(5,072)	$(40,634)	$35,562	(88)%
Net cash provided by (used in) investing activities	55,994	(99,311)	155,305	(156)%
Net cash provided by financing activities	1,040	200,455	(199,415)	(99)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	75	(68)	143	(210)%
Net increase in cash, cash equivalents and restricted cash equivalents	$52,037	$60,442	$(8,405)	(14)%

Operating Activities

During the three months ended March 31, 2023, operating activities used $5.1 million of cash, primarily resulting from $11.4 million of net cash used by changes in our operating assets and liabilities and $2.9 million net amortization of premiums and discounts on investments, offset by $7.5 million of non-cash stock-based compensation expense.

Net cash used in our operating assets and liabilities primarily consisted of a $13.3 million increase in inventory capitalized during the quarter, a $2.9 million increase in prepaid expenses and other current assets and a $2.2 million increase in accounts receivable, net, offset by a $4.6 million increase in accounts payable and a $2.2 million increase in accrued expenses.

During the three months ended March 31, 2022, operating activities used $40.6 million of cash, primarily resulting from our net loss of $47.8 million, offset by $4.4 million of non-cash stock-based compensation expense, less than $0.1 million of depreciation expense, less than $0.1 million net amortization of premiums and discounts on investments, and a $2.8 million increase in net cash used in our operating assets and liabilities.

Net cash used in our operating assets and liabilities primarily consisted of a $4.9 million increase in prepaid expenses and other current assets due to recognition of deferred offering cost related to our initial public offering, and an increase of $0.5 million in other assets, offset by a $5.0 million increase in accounts payable, a $2.7 million increase in accrued expenses and deferred rent due to increased spending for external research and development to support our growth, and $0.4 million decrease in operating lease right-of use assets.

Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities was $56.0 million, resulting primarily from $66.0 million of investments that matured, offset by $9.8 million of purchases of short-term investments during the period.

During the three months ended March 31, 2022, net cash used in investing activities was $99.3 million, resulting from $0.3 million of purchases of property and equipment and $123.9 million of purchases of short-term investments, offset by $24.9 million of investments that matured during the period.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $1.0 million. This amount consisted primarily of $1.2 million of proceeds from exercises of stock options and vesting of stock awards, net of employee taxes paid on these awards.

During the three months ended March 31, 2022, net cash provided by financing activities was $200.5 million. This amount consisted of $216.0 million of gross proceeds from sale of common stock from our initial public offering, offset by $15.1 million of underwriters' discounts and $0.4 million of offering costs paid during the period. Offering costs remaining to be paid as of March 31, 2022 totaled $1.6 million, coupled with offering costs paid in prior periods, resulting in total net proceeds from our initial public offering of $196.4 million.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” disclosed in our 2022 Annual Report.

Emerging Growth Company Status

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

We will cease to be an emerging growth company on the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of our initial public offering, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three year period or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2023 and December 31, 2022, we had cash, cash equivalents and short-term investments of $345.7 million and $346.9 million, respectively. Our cash equivalents are invested primarily in bank deposits and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with vendors that are located outside of the United States. As a result, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2023 and 2022. However, inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation, our Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Risks Related to Our Financial Position and Need for Capital

•
We have incurred significant losses since our inception and may incur more if we are unable to generate sufficient revenue from our approved products to cover our expenses.

•
We have only recently obtained regulatory approval for and launched RELYVRIO in the U.S. and ALBRIOZA in Canada and, prior to their launch, we had never generated revenue from product sales. If revenue from the commercial launches of RELYVRIO in the U.S. and ALBRIOZA in Canada do not cover our expenses, and AMX0035 is not approved in other jurisdictions or for other indications, we may not be profitable.

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
•
The regulatory approval processes of the FDA, Health Canada, the EMA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to maintain or obtain regulatory approval for AMX0035 or any future product candidates, our business will be substantially harmed. A finding that our global Phase 3 PHOENIX trial is insufficient to support current or additional marketing authorizations in ALS could lead the FDA or Health Canada to restrict or withdraw prior regulatory approvals for RELYVRIO or ALBRIOZA, respectively, or we could decide, after consultation with regulatory authorities, to voluntarily withdraw RELYVRIO or ALBRIOZA from the marketplace.
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

•
Our use of third parties to manufacture AMX0035 and approved products in compliance with current good manufacturing practices, or cGMP, may increase the risk that we will not have sufficient cGMP-compliant quantities of AMX0035, products, or necessary quantities of such materials on time or at an acceptable cost.

Risks Related to Our Intellectual Property

•
Our commercial success depends on our ability to protect our intellectual property and proprietary technology.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

•
A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results.
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

Risks Related to Our Financial Position and Need for Capital

We have incurred significant losses since our inception and may incur more if we are unable to generate sufficient revenue from our approved products to cover our expenses.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have invested substantial resources into our product development efforts and toward the commercialization of RELYVRIO, which has been recently approved by the FDA, and ALBRIOZA, which has received marketing authorization with conditions from Health Canada, but we have only recently begun generating revenue from product sales to date in the U.S., Canada or elsewhere. We will also continue to incur significant research and development and other expenses related to clinical development, commercialization, approvals in additional jurisdictions and for additional indications, and ongoing operations. Since our inception, we have devoted the majority of our financial resources and efforts to research and development, including preclinical studies and our clinical trials, preparation for commercialization and, more recently, commercialization activities. Our financial condition and operating results, including our revenues, expenses and net income (loss), may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and may continue to have, an adverse effect on our stockholders’ equity and working capital. As of March 31, 2023, we had an accumulated deficit of $352.6 million. We may continue to incur significant losses and our financial results will be highly dependent upon the successful launch and commercial sales of RELYVRIO in the U.S. We will continue to incur expenses related to our research and development activities and pre-commercialization activities in Europe, among other things.

We anticipate that our expenses may increase substantially if and as we:

•
further build out our sales, marketing, pharmacovigilance and distribution infrastructure and scale-up manufacturing capabilities to commercialize AMX0035 and any product candidate for which we may obtain approval;
•
continue to develop and conduct clinical trials for AMX0035 for the treatment of ALS, AD, PSP, Wolfram syndrome and potential other additional indications, including our PHOENIX trial, our upcoming Phase 3 trial in PSP and our ongoing Phase 2 clinical trial for Wolfram syndrome;
•
initiate and continue research, preclinical and clinical development efforts for any future product candidates;
•
seek to identify additional product candidates;
•
seek to maintain regulatory approvals in the U.S. and Canada and obtain regulatory approvals in the EU, and other geographies for AMX0035 for the treatment of ALS, AD and other indications that successfully complete clinical development;
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

We are continuing to build out our infrastructure, including sales and marketing, distribution and manufacturing capabilities, for commercialization of AMX0035 in the U.S. and Canada. As of March 31, 2023, we had 296 full-time employees.

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

We have only recently obtained regulatory approval for and launched RELYVRIO in the U.S. and ALBRIOZA in Canada and, prior to their launch, we had never generated revenue from product sales. If revenue from the commercial launches of RELYVRIO in the U.S. and ALBRIOZA in Canada do not cover our expenses, and AMX0035 is not approved in other jurisdictions or for other indications, we may not be profitable.

Our ability to become and remain profitable depends on our ability to generate revenue from our approved products, RELYVRIO in the U.S. and ALBRIOZA in Canada. Other than RELYVRIO in the U.S. and ALBRIOZA in Canada, we have not yet launched any other approved products for commercial sale and have only recently begun generating revenue from product sales. Successful commercialization will require achievement of many key milestones, which vary by jurisdiction and may include demonstrating safety and efficacy in clinical trials, obtaining and maintaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Even if we successfully launch and commercialize RELYVRIO in the U.S. and ALBRIOZA in Canada, we may be unable to maintain profitability, unless AMX0035 is approved in other jurisdictions or for additional indications. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our failure to remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.

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

We believe that the revenue we have begun to generate with commercial sales of AMX0035 in the U.S. and Canada and our existing cash, cash equivalents, and short-term investments, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months after the date of this Quarterly Report. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. As of March 31, 2023, we had less than $1 million of our cash and cash equivalent and short-term investment balances on deposit with SVB, and also held securities in a sweep account purchased through SVB but managed in segregated custodial accounts by third party asset managers.

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

The market for AMX0035 for ALS, AD, Wolfram syndrome, PSP and other neurodegenerative diseases and for any future product candidates we may develop may be smaller than we expect.

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

If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to the invalidity or non-infringement of any patents listed for our products in the Orange Book. If an infringement suit is timely filed by the NDA or patent holder, the FDA cannot finally approve the ANDA for 30 months unless a court decision in favor of the generic manufacturer is issued earlier. Three-year exclusivity is given to a drug if it contains an active moiety that has previously been approved, and the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are determined by the FDA to be essential to the approval of the NDA. This form of data exclusivity is known as New Clinical Investigation, or NCI, exclusivity. If AMX0035 is approved for future uses or if current and future candidates are approved with only NCI exclusivity, generic manufacturers may file their ANDAs anytime following approval of AMX0035 and seek to launch their generic products following the expiration of the three year market exclusivity period, even if we still have patent protection for our product.

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

The success of AMX0035 and any future product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. Because AMX0035 and any future product candidates represent new approaches to the treatment of the diseases they target, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, AMX0035 and any future product candidates or for any product that we may develop. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to any current or future product candidates we may develop (e.g., for the administration of our product candidate to patients) is also important. Inadequate reimbursement for such services may lead to physician and payor resistance and adversely affect our ability to market or sell AMX0035 or any future product candidates we may develop. In addition, we may need to develop new reimbursement models, in order to realize adequate value. Payors may not be able or willing to adopt such new models and patients may be unable to afford that portion of the cost that such models may require them to bear. If we determine such new models are necessary, but we are unsuccessful in developing them, or if payors do not adopt such models, our business, financial condition, results of operations and prospects could be adversely affected. For additional information on coverage and reimbursement, see the section entitled “Business—Government Regulation—Coverage and Reimbursement” in our 2022 Annual Report.

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

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see the section entitled “Business – Government Regulation – Current and Future U.S. Healthcare Reform Legislation” in our 2022 Annual Report.

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies conduct research, sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, see the section entitled “Business – Government Regulation - Other U.S. Healthcare Laws” in our 2022 Annual Report.

In the U.S., to help patients afford our approved product, we may implement programs to assist them or support third party programs, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In September 2014, the HHS Office of Inspector General, or OIG, issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons and the same is true for our Amylyx Care Team. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, such as RELYVRIO in the U.S., and therefore could have a material adverse effect on our sales, business, and financial condition.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in the Medicaid Drug Rebate Program, the 340B program, the U.S. Department of Veterans Affairs, Federal Supply Schedule, or FSS, pricing program, and the Tricare Retail Pharmacy program, which require us to disclose average manufacturer pricing, and, in the future may require us to report the average sales price for certain of our drugs to the Medicare program. Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. Furthermore, regulatory and legislative changes, and judicial rulings relating to these programs and policies (including coverage expansion), have increased and will continue to increase our costs and the complexity of compliance, have been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation. For example, in the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we are generally obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements increase our costs and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program and give rise to an obligation to refund entities participating in the 340B program for overcharges during past quarters impacted by a price recalculation.

Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. Additionally, our agreement to participate in the 340B program or our Medicaid drug rebate agreement could be terminated, in which case federal payments may not be available under Medicaid or Medicare Part D for our covered outpatient drugs. Additionally, if we overcharge the government in connection with our arrangements with FSS or Tricare Retail Pharmacy, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Further, legislation may be introduced that, if passed, would, among other things, further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting, and any additional future changes to the definition of average manufacturer price or the Medicaid rebate amount could affect our 340B ceiling price calculations and negatively impact our results of operations. Additionally, certain pharmaceutical manufacturers are involved in ongoing litigation regarding contract pharmacy arrangements under the 340B program. The outcome of those judicial proceedings and the potential impact on the way in which manufacturers extend discounts to covered entities through contract pharmacies remain uncertain.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other information processing worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or, EEA, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, and similarly, processing of personal data regarding individuals in the United Kingdom, or UK, including personal health data, is subject to the UK General Data Protection Regulation and the UK Data Protection Act 2018, collectively the UK GDPR, and together with the EU GDPR “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining the consent of the individuals to whom the personal data relates, providing detailed information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA/UK that are not considered by the European Commission and the UK government as providing “adequate” protection to personal data, including the U.S., and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the U.S. Such transfers of personal data outside of the EEA and UK are prohibited unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) has been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA/UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA/UK personal data is transferred and which service providers we can utilize for the processing of EEA/UK personal data. The GDPR also permits data protection authorities to require the destruction of improperly gathered or used personal information and or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or €20 million (£17.5 million), whichever is greater and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, EU member states have adopted national laws to supplement the EU GDPR, which may partially deviate from the EU GDPR, and the competent authorities in the EU Member States may interpret EU GDPR obligations slightly differently from country to country, such that we do not expect to operate in a uniform legal landscape in the EEA with respect to data protection regulations. Although the UK is regarded as a third country under the EU GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR, or Adequacy Decision, and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK Government has introduced a Data Protection and Digital Information Bill, or UK Bill, into the UK legislative process to reform the UK’s data protection regime, and if passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regimes and threaten the UK Adequacy Decision from the European Commission, which may lead to additional compliance costs for us and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

Similar actions are either in place or underway in the U.S. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General are all aggressive in reviewing consumers’ privacy and data security protections. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020 and which was recently amended by the California Privacy Rights Act —is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects, or the Common Rule. Many other states are considering similar legislation and laws have already been passed in Connecticut, Colorado, Utah, Indiana, Iowa and Virginia and Virginia’s law has already entered in force as of January 1, 2023.

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

We currently only have one advanced product candidate, AMX0035, and our current business and future success depends entirely on our ability to develop, maintain, or obtain additional, regulatory approvals for, and then successfully commercialize, AMX0035, which we are developing for patients with ALS, Wolfram syndrome, AD, PSP and other neurological diseases. To date, we have obtained limited clinical trial data supporting AMX0035, having only completed a clinical trial of 137 patients with ALS and a clinical trial in 95 patients with AD. We are conducting a global Phase 3 clinical trial of AMX0035 in ALS, a Phase 2 clinical trial of AMX0035 in Wolfram syndrome, and intend to conduct additional clinical trials for other indications in the future, including a Phase 3 trial in PSP. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate.

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

If we are not successful in commercializing AMX0035, or are significantly delayed in doing so, our business will be materially harmed, and we may need to curtail or cease operations. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA, Health Canada, the EMA, and other regulatory agencies in the U.S. and other countries, and such regulations differ from country to country. We are not permitted to market AMX0035 until we receive approval or marketing authorization from the relevant regulatory authority. In September 2022, we received approval from the FDA for AMX0035 (RELYVRIO) for the treatment of ALS in adults and, as part of our approval of RELYVRIO in the U.S., we have post-marketing requirements to conduct carcinogenicity studies in mice and rats, drug-drug interaction studies, and studies in patients with kidney or liver impairment. We also received marketing authorization with conditions from Health Canada for AMX0035 (ALBRIOZA) for the treatment of ALS. One of the conditions of the approval in Canada is the provision of data from our ongoing PHOENIX trial and additional planned or ongoing studies. We are also actively pursuing regulatory approval of AMX0035 for the treatment of ALS in the EU. Our MAA remains under review by the CHMP of the EMA. We continue to expect an opinion from CHMP mid-year and a decision in the third quarter of 2023 at the earliest. It is possible that we may be unable to successfully achieve EMA approval in this review cycle.

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

The regulatory approval processes of the FDA, Health Canada, the EMA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to maintain or obtain regulatory approval for AMX0035 or any future product candidates, our business will be substantially harmed. A finding that our global Phase 3 PHOENIX trial is insufficient to support current or additional marketing authorizations in ALS could lead the FDA or Health Canada to restrict or withdraw prior regulatory approvals for RELYVRIO or ALBRIOZA, respectively, or we could decide, after consultation with regulatory authorities, to voluntarily withdraw RELYVRIO or ALBRIOZA from the marketplace.

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the U.S., Canada, or the EU without obtaining regulatory approval from the FDA, Health Canada, or the EMA, respectively. Regulatory authorities in other jurisdictions may have similar requirements. The time required to obtain approval by the FDA, Health Canada, the EMA and other comparable foreign regulatory authorities is unpredictable, and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. The FDA in any approval needs to determine that there is substantial evidence of effectiveness. This finding can be substantiated based on two adequate and well-controlled studies, or in certain circumstances on a single, large, multicenter, adequate and well-controlled study that is very persuasive or from a single adequate and well-controlled study together with confirmatory evidence. FDA regulations and guidance also allow for greater flexibility and tolerance for uncertainty in the context of rare and fatal diseases. In June 2022, we obtained marketing authorization with conditions for AMX0035 (ALBRIOZA) in Canada and in September 2022, we received approval from the FDA for AMX0035 (RELYVRIO) in the U.S. While we have received approval from the FDA and marketing authorization with conditions from Health Canada, and have submitted an MAA to the EMA, to date, we have not submitted any other similar drug approval submissions to comparable foreign regulatory authorities for AMX0035 or any other product candidate. Our MAA for AMX0035 is still under review by the EMA, and there can be no assurance that we will receive approval. We continue to expect an opinion from CHMP mid-year and a decision in the third quarter of 2023 at the earliest. It is possible that we may be unable to successfully achieve EMA approval in this review cycle.

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

In addition, disruptions caused by the COVID-19 pandemic or any future public health crisis may increase the likelihood that we encounter difficulties or delays in initiating, screening, enrolling, conducting, or completing our ongoing and planned preclinical studies and clinical trials. Clinical site initiation and patient screening and enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or future public health crisis. Investigators and patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be limited, which in turn could adversely impact our clinical trial operations. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the COVID-19 pandemic. As a result of the COVID-19 pandemic or future public health crisis, we may face delays in meeting our anticipated timelines for our ongoing and planned clinical trials.

In addition, regulatory authorities may subject our clinical or manufacturing operations to inspections,, including routine surveillance, bioresearch monitoring and pre-approval inspections. For example, with respect to new sites or facilities in the EEA which have never had a cGMP inspection or authorization, the EMA has stated that a distant assessment may be conducted in order to evaluate if the site could be authorized without an on-site pre-approval inspection. If an approval is granted, it should be indicated that the certificate has been granted on the basis of a distant assessment and an on-site inspection should be conducted when circumstances permit. If a cGMP certificate cannot be granted as a result of the distant assessment, a clock-stop in the regulatory approval process will be imposed until an on-site inspection is possible. In addition, even if we were to obtain approval, regulatory authorities may approve AMX0035 or any future product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing preclinical studies and clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for AMX0035 or any future product candidates.

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

Any negative results we may report in clinical trials of AMX0035 or any future product candidate may also make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop AMX0035 in ALS, AD, Wolfram syndrome, PSP and additional indications and any future product candidates, or could render further development impossible. For example, the impact of public health epidemics, such as the COVID-19 pandemic, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us or our partners from completing our clinical trials at all, and harm our ability to obtain and maintain approval for such product candidate. Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, whether as a result of public health epidemics and related illness, the integrity of data from our clinical trials may be compromised or not accepted by Health Canada, the FDA, the EMA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

We plan to conduct several clinical trials for AMX0035 in parallel over the next several years, including multiple clinical trials in patients with ALS and other indications, which may make our decision as to which indication to prioritize more difficult. As a result, we may forgo or delay pursuit of opportunities with other indications that we believe could have had greater commercial potential or likelihood of success. In addition, we are continuing to evaluate plans to explore the use of AMX0035 in patients with AD, Wolfram syndrome, PSP and other indications, and other product candidates in ALS and additional neurodegenerative diseases. However, we may focus on or pursue one or more of our target indications over other potential indications and product candidates and such development efforts may not be successful, which would cause us to delay the clinical development and approval of AMX0035, and other product candidates. Furthermore, research activities to identify additional indications for AMX0035 require substantial technical, financial, and human resources. We may not successfully develop these additional modifications for chemistry-related, stability-related, or other reasons. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for specific indications or formulations of AMX0035 or other product candidates may not yield any commercially viable products.

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

Several large pharmaceutical companies market FDA-approved drugs for the treatment of ALS. These drugs include: Riluzole, marketed by Sanofi-Aventis U.S. LLC, and Radicava, marketed by Mitsubishi Tanabe Pharma America, Inc. Additionally, Mitsubishi Tanabe Pharma America, Inc., or MTPA, is developing an oral alternative to Radicava. In the first quarter of 2022, the FDA accepted MTPA’s application for priority review of its oral alternative to Radicava and in May 2022, the FDA approved its oral alternative to Radicava. Our potential competitors include pharmaceutical and biotechnology companies, such as Biogen, Inc., UCB S.A. and PTC Therapeutics, Inc., specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. In April 2023, the FDA granted accelerated approval to Biogen, Inc.’s NDA for toferson, an investigational drug for superoxide dismutase 1 (SOD1) ALS.

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

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 people in the U.S., or a patient population of greater than 200,000 people in the U.S., but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the EMA Committee for Orphan Medicinal Products grants orphan designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the EU when the application is made. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition when, without incentives, it is unlikely that sales of the product in the EU would be sufficient to justify the necessary investment in developing the product. In either case, the applicant for orphan designation must also demonstrate that no satisfactory method of diagnosis, prevention, or treatment for the condition has been authorized (or, if such a method exists, the new product would be a significant benefit to those affected compared to the product available).

In September 2017, the FDA granted orphan drug status to AMX0035 for the treatment of patients with ALS in the U.S., and with the approval of AMX0035 (RELYVRIO) by the FDA in September 2022 for the treatment of ALS in adults, the product is entitled to orphan drug exclusivity and the FDA cannot approve a generic or a brand product that contains the same active moiety for the same orphan indication as AMX0035 for a period of seven years, subject to certain exceptions. In addition, in June 2020, the EMA granted orphan medicine status to AMX0035 for the treatment of patients with ALS in the EU. We also received orphan drug status for AMX0035 for the treatment of patients with Wolfram syndrome in the U.S. in November 2020. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for that time period. Another drug may receive marketing approval prior to AMX0035. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. In the EU, during the ten-year period of orphan marketing exclusivity, neither the competent authorities of the EU Member States, the EMA, or the European Commission are permitted to accept applications or grant marketing authorization for other similar medicinal products. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA and the EMA can subsequently approve another drug for the same condition before the expiration of the seven-year (or ten-year in the EU) exclusivity period if the FDA or the EMA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to AMX0035 for the treatment of Wolfram syndrome, if we receive approval for AMX0035 for a modified or different indication, our current orphan designation may not provide us with exclusivity.

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

In addition to patents, we also may rely on trade secrets to protect our proprietary product candidate, especially where we do not believe patent protection is appropriate or obtainable. Trade secrets are difficult to protect. We seek to protect our confidential proprietary information, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and collaborators. These agreements are designed to protect our proprietary information. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, our employees, consultants, contractors, outside scientific collaborators and other advisers may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time-consuming, and the outcome is unpredictable, and we may not be able to obtain adequate remedies for such breaches. We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology, or IT, systems, but it is possible that these security measures could be breached. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Notably, proprietary technology protected by a trade secret does not preempt the patenting of independently developed equivalent technology, even if such equivalent technology is invented subsequent to the technology protected by a trade secret. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

A pandemic, epidemic, or outbreak of an infectious disease may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results.

We are subject to risks related to public health crises. For instance, from 2020 through 2022, we experienced certain impacts of the COVID-19 pandemic, including alterations to our preclinical and clinical trial activities, such as scheduling certain work off-site and performing off-site assessments. There can be no guarantee we will not experience other impacts, such as being forced to further delay or pause enrollment, experiencing potential interruptions to our supply chain, facing difficulties or additional costs in enrolling patients in future clinical trials or being able to achieve full enrollment of our studies within the timeframes we anticipate, or at all.

Any negative impact any future pandemic or similar disruption has on patient enrollment or treatment, or the development of AMX0035 and any future product candidates, could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize AMX0035 and any future product candidates, if approved, increase our operating expenses, which could have a material adverse effect on our financial results. The COVID-19 pandemic and other global macroeconomic factors have also caused significant volatility in public equity markets and disruptions to the U.S. and global economies and any future pandemic or similar disruption could lead to further market dislocation. Any such increased volatility and economic dislocation may make it more difficult for us to raise capital on favorable terms, or at all. If we or any of the third parties with whom we engage were to experience business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial conditions. To the extent any future pandemic or similar disruption adversely affects our business and financial results, it may also heighten many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to the timing and completion of our clinical trials and our ability to obtain future financing.

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

As of March 31, 2023, we had 296 full-time employees. Our focus on the development of AMX0035 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop AMX0035 or to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in the rate of inflation and interest rates, increases in unemployment rates and uncertainty about economic stability, including most recently in connection with the COVID-19 pandemic and the conflict in Ukraine. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events such as the war in the Ukraine. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

We are an emerging growth company and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 8, 2023, we had outstanding 67,176,067 shares of common stock, which may be resold in the public market immediately without restriction, unless held by our affiliates. Moreover, holders of approximately 18.5 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

We will be required, pursuant to Section 404 of the Sarbanes Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the current fiscal year end. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company, as defined in the JOBS Act, and are not a smaller reporting company with less than $100 million in annual revenue. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. We are required to disclose significant changes made in our internal controls procedures on a quarterly basis.

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

Cyber-attacks or other failures in our telecommunications or IT systems, or those of our collaborators, CROs, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least five percent of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing federal and state NOLs and our existing research and development credits may be subject to limitations arising from previous ownership changes and, if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. We have not yet completed a Section 382 analysis. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above, we continue to maintain a full valuation allowance against all of our deferred tax assets. We may release all or a portion of the valuation allowance in the near-term; however, the release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, our level of profitability, revenue growth, clinical program progression and expectations regarding future profitability.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As previously reported, effective March 16, 2023, our board of directors appointed Karen Firestone to fill the vacancy on the Company’s board of directors as a Class I director for an initial term expiring at the annual meeting of stockholders in 2025. In connection with such appointment, the Company entered into its standard form of indemnification agreement for directors with Ms. Firestone on May 8, 2023. The indemnification agreement provides Ms. Firestone with contractual rights to indemnification and, in some cases, expense advancement in any action or proceeding arising out of her service as one of the Company’s director.

The foregoing is a summary description of certain terms of the indemnification agreement and is not complete. It is qualified in its entirety by reference to the Form of Indemnification Agreement filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and is incorporated herein by reference.

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

10.1#

Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2023).

10.2*

First Amendment, dated as of January 18, 2021, to Product Agreement, dated as of November 12, 2019, pursuant to the Master Manufacturing Services Agreement, dated as of November 12, 2019, by and between the Registrant and Patheon Inc.

10.3*

Second Amendment, dated as of March 20, 2023, to Product Agreement, dated as of November 12, 2019, as amended by Amendment No. 1, dated as of January 18, 2021, pursuant to the Master Manufacturing Services Agreement, dated as of November 12, 2019, by and between the Registrant and Patheon Inc.

10.4*	First Amendment, effective as of January 1, 2023, to the Supply Agreement, dated as of October 29, 2019, by and between the Registrant and CU Chemie Uetikon GmbH.
10.5

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

AMYLYX PHARMACEUTICALS, INC.

Date: May 11, 2023	By:	/s/ Joshua B. Cohen
Joshua B. Cohen
Co-Chief Executive Officer

	By:	/s/ James M. Frates
James M. Frates
Chief Financial Officer