Form 10-Q
period 2023-06-30
Amylyx Pharmaceuticals, Inc.
filed 2023-08-10
CIK 1658551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the registrant had 67,377,743 shares of common stock, $0.0001 par value per share, outstanding.

AMYLYX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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
•
the initiation, timing, progress and results of our preclinical studies and clinical trials, including our Phase 3 clinical trial of AMX0035 for the treatment of amyotrophic lateral sclerosis, or ALS, known as the PHOENIX trial, our Phase 3 clinical trial of AMX0035 for the treatment of progressive supranuclear palsy, or PSP, known as the ORION trial, and our Phase 2 clinical trial of AMX0035 for the treatment of Wolfram syndrome, known as the HELIOS trial, and our research and development activities;
•
our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•
our ability to continue to advance AMX0035 and advance any future product candidates into, and successfully complete, clinical trials;
•
our ability to successfully recruit and enroll suitable patients in our clinical trials;
•
the timing or likelihood of the accomplishment of various scientific, clinical, regulatory filings and approvals and other product development objectives, including the timing and outcome of a decision by the European Medicines Agency, or the EMA, regarding whether to approve AMX0035 for the treatment of adults with ALS following a re-examination procedure;
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
•
our financial performance;
•
the effect of global economic uncertainty and financial market volatility caused by economic effects of rising inflation and interest rates, the COVID-19 pandemic or any future outbreak of any highly infectious or contagious diseases, geopolitical instability, changes in international trade relationships and military conflicts, such as the ongoing conflict between Russia and Ukraine, on any of the foregoing or other aspects of our business or operations; and

•
other statements about future events, including those listed under the section entitled “Risk factors”.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$247,760	$62,526
Short-term investments	109,516	284,419
Accounts receivable, net	33,473	15,306
Inventories	24,858	9,769
Prepaid expenses and other current assets	11,787	10,113
Total current assets	427,394	382,133
Property and equipment, net	2,637	2,611
Restricted cash equivalents	719	719
Operating lease right-of-use assets	4,643	5,524
Long-term inventories	17,729	—
Other assets	466	466
Total assets	$453,588	$391,453
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,695	$6,257
Accrued expenses	37,241	38,312
Operating lease liabilities, current portion	2,146	2,040
Total current liabilities	64,082	46,609
Operating lease liabilities, net of current portion	3,141	4,237
Total liabilities	67,223	50,846
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 67,354,417 and 66,512,011 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	717,003	694,906
Accumulated deficit	(330,573)	(354,220)
Accumulated other comprehensive loss	(72)	(86)
Total stockholders’ equity	386,365	340,607
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$453,588	$391,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue, net	$98,216	$—	$169,644	$—
Operating expenses:
Cost of sales	5,580	—	10,863	—
Research and development	29,044	24,259	53,236	45,723
Selling, general and administrative	43,391	29,994	87,397	56,344
Total operating expenses	78,015	54,253	151,496	102,067
Income (loss) from operations	20,201	(54,253)	18,148	(102,067)
Other income, net:
Interest income	3,887	402	7,605	533
Other expense, net	(81)	(42)	(343)	(61)
Total other income, net	3,806	360	7,262	472
Income (loss) before income taxes	24,007	(53,893)	25,410	(101,595)
Provision for income taxes	1,933	174	1,763	320
Net income (loss)	$22,074	$(54,067)	$23,647	$(101,915)

Net income (loss) per share attributable to common stockholders
Basic	$0.33	$(0.93)	$0.35	$(1.85)
Diluted	$0.31	$(0.93)	$0.34	$(1.85)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders
Basic	67,233,617	58,275,903	66,976,871	54,958,537
Diluted	70,132,040	58,275,903	70,471,821	54,958,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$22,074	$(54,067)	$23,647	$(101,915)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(18)	58	60	(10)
Net unrealized loss on investments held	(79)	(103)	(46)	(195)
Other comprehensive income (loss)	(97)	(45)	14	(205)
Comprehensive income (loss)	$21,977	$(54,112)	$23,661	$(102,120)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C-1 Redeemable Convertible Preferred Stock		Series C-2 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	—	$—	—	$—	—	$—	—	$—	66,512,011	$7	$694,906	$(86)	$(354,220)	$340,607
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	451,298	—	2,777	—	—	2,777
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	132,294	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	7,580	—	—	7,580
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	111	—	111
Net income	—	—	—	—	—	—	—	—	—	—	—	—	1,573	1,573
Balance as of March 31, 2023	—	$—	—	$—	—	$—	—	$—	67,095,603	$7	$705,263	$25	$(352,647)	$352,648
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	226,138	—	1,687	—	—	1,687
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	32,676	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	10,053	—	—	10,053
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(97)	—	(97)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	22,074	22,074
Balance as of June 30, 2023	—	$—	—	$—	—	$—	—	$—	67,354,417	$7	$717,003	$(72)	$(330,573)	$386,365

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C-1 Redeemable Convertible Preferred Stock		Series C-2 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit) Equity
Balance as of December 31, 2021	6,289,609	$7,675	14,496,835	$64,387	13,150,430	$134,791	3,170,585	$32,498	7,020,487	$1	$4,667	$9	$(155,845)	$(151,168)
Conversion of preferred stock into common stock upon initial public offering	(6,289,609)	(7,675)	(14,496,835)	(64,387)	(13,150,430)	(134,791)	(3,170,585)	(32,498)	39,474,330	4	239,347	—	—	239,351
Issuance of common stock upon initial public offering, net of issuance costs of $19,639	—	—	—	—	—	—	—	—	11,369,369	1	196,378	—	—	196,379
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,392	—	—	4,392
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(47,848)	(47,848)
Balance as of March 31, 2022	—	$—	—	$—	—	$—	—	$—	57,864,186	$6	$444,784	$(151)	$(203,693)	$240,946
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	669,040	—	248	—	—	248
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,707	—	—	5,707
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(54,067)	(54,067)
Balance as of June 30, 2022	—	$—	—	$—	—	$—	—	$—	58,533,226	$6	$450,739	$(196)	$(257,760)	$192,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows provided by (used in) operating activities:
Net income (loss)	$23,647	$(101,915)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	17,451	10,099
Depreciation expense	485	140
Accretion of investment discounts, net	(4,886)	(107)
Changes in operating assets and liabilities:
Accounts receivable, net	(18,167)	—
Inventories	(32,636)	—
Interest receivable	(356)	(13)
Prepaid expenses and other current assets	(1,318)	(4,053)
Operating lease right-of-use assets	881	790
Other assets	—	(456)
Accounts payable	18,455	3,755
Accrued expenses	971	4,784
Operating lease liabilities	(990)	(120)
Net cash provided by (used in) operating activities	3,537	(87,096)
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(528)	(1,447)
Purchases of investments	(9,756)	(154,313)
Proceeds from maturities of short-term investments	189,500	60,911
Net cash provided by (used in) investing activities	179,216	(94,849)
Cash flows provided by financing activities:
Proceeds from initial public offering	—	200,897
Initial public offering costs paid	—	(1,518)
Follow-on offering costs paid	(136)	—
Proceeds from exercise of stock options	5,663	248
Withholding taxes paid on stock-based awards	(3,103)	—
Net cash provided by financing activities	2,424	199,627
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	57	(203)
Net increase in cash, cash equivalents and restricted cash equivalents	185,234	17,479
Cash, cash equivalents and restricted cash equivalents, beginning of period	63,245	50,380
Cash, cash equivalents and restricted cash equivalents, end of period	$248,479	$67,859
Supplemental disclosure of cash flow information:
Unrealized loss on short-term investments	$46	$195
Taxes withheld on stock-based awards included in accrued expenses	$67	$—
Purchases of property and equipment included in accounts payable	$81	$76
Right-of-use assets and liabilities upon ASC 842 adoption	$—	$2,201
Right-of-use assets obtained in exchange for lease liabilities	$—	$4,958
Movement of deferred offering costs to equity	$—	$4,518
Initial public offering costs included in accounts payable and accrued expenses	$—	$526
Conversion of preferred stock to common stock upon initial public offering	$—	$239,351
Income taxes paid	$2,562	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business

Amylyx Pharmaceuticals, Inc., together with its wholly owned subsidiaries, known as Amylyx or the Company, is a commercial-stage biotechnology company with a mission to one day end the suffering caused by neurodegenerative diseases. The Company is pursuing amyotrophic lateral sclerosis, or ALS, as its first indication and is focused on the development and potential commercialization of AMX0035 for ALS globally. Amylyx’ first product, RELYVRIO® (sodium phenylbutyrate and taurursodiol, also known as ursodoxicoltaurine), also known as AMX0035, is approved by the U.S. Food and Drug Administration, or the FDA, for the treatment of ALS in adults in the U.S. AMX0035 is also approved with conditions by Health Canada and marketed as ALBRIOZA™ for the treatment of ALS in Canada. In June 2023, the Company announced that the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, adopted a negative opinion on the application for conditional marketing authorisation of AMX0035, under the trade name ALBRIOZA®, for the treatment of adults with ALS in the European Union, or EU. Following the Company's request for a formal re-examination in July 2023, CHMP is re-examining its initial opinion on the current application for conditional marketing authorisation. The re-examination procedure is an approximately four-month process, which includes the appointment of a different rapporteur and co-rapporteur from the initial evaluation. At the end of the re-examination, the EMA will review its initial opinion before issuing a final recommendation, which is expected in the fall of 2023. The Company is also developing AMX0035 for other neurodegenerative diseases by leveraging its scientific expertise and relationships in the neurodegenerative space. The Company dosed the first participant in the HELIOS trial, a Phase 2 trial of AMX0035 for the treatment of Wolfram syndrome, in April 2023 and plans to initiate the ORION trial, a global, pivotal Phase 3 trial of AMX0035 for the treatment of progressive supranuclear palsy, or PSP by the end of 2023. The Company is also advancing additional drug candidates for neurodegenerative diseases including AMX0114, an antisense oligonucleotide targeting Calpain-2, a key protein in axonal degeneration, among others.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, the outcome of preclinical studies and clinical trials, market acceptance and the successful commercialization of its approved products ALBRIOZA, which received marketing authorization with conditions in Canada in June 2022, and RELYVRIO, which was approved by the FDA in the U.S. in September 2022, potential difficulties with or delays in timing with respect to the regulatory approval processes of the EMA and other comparable foreign authorities, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, ability to secure additional capital to fund operations, and risks associated with the economic challenges caused by the COVID-19 pandemic or other public health concerns and economic uncertainty in various global markets caused by geopolitical instability and conflict. The Company and its contractors may experience disruptions in supply of items that are essential for its research and development and commercial activities, including, for example, raw materials and bulk drug substances that the Company imports from Europe and Canada used in the manufacturing of AMX0035, and any additional or future product candidates.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the U.S., or GAAP, and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company's management, all normal and recurring adjustments necessary for a fair presentation have been reflected. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC, and Accounting Standards Update, or ASU, of the FASB.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: gross-to-net, or GTN, adjustments; recoverability of inventories, including those produced in preparation for product launches; accrued expenses; stock option valuations; valuation allowance for deferred tax assets and research and development expenses.

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

3. PRODUCT REVENUE, NET

To date, the Company’s only source of product revenue has been from the sales of RELYVRIO, known as ALBRIOZA in Canada. Significant judgment is required in estimating GTN adjustments considering historical experience, payer channel mix, current contract prices, unbilled claims, processing time lags, inventory levels in the distribution channel and estimated product returns. The following table reconciles gross product revenue to net product revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue, gross	$108,405	$—	$192,958	$—
GTN adjustments	(10,189)	—	(23,314)	—
Product revenue, net	$98,216	$—	$169,644	$—

The activity and ending reserve balance for GTN adjustments were as follows for the six months ended June 30, 2023 (in thousands):

	Chargebacks and Cash Discounts	Medicaid and Medicare Rebates	Other Rebates, Returns, Discounts and Adjustments	Total
Ending balance at December 31, 2022	$648	$1,992	$1,664	$4,304
Provision related to sales in the current year	10,053	6,516	7,147	23,716
Adjustments related to prior period sales	—	(236)	(166)	(402)
Credits and payments made	(5,831)	(4,294)	(5,988)	(16,113)
Ending balance at June 30, 2023	$4,870	$3,978	$2,657	$11,505

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

4. SHORT-TERM INVESTMENTS

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at June 30, 2023 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included as a separate component of other accumulated comprehensive income (loss). There were no realized gains or losses recognized during the three and six months ended June 30, 2023 and 2022.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific identification method. The Company includes interest and dividends on securities classified as available-for-sale in interest. Accrued interest receivable relating to the Company's available-for-sale securities is presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, and amounted to $0.8 million and $0.5 million at June 30, 2023 and December 31, 2022, respectively.

The following is a summary of available-for-sale securities with unrealized losses for less than 12 months as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Treasury notes	$27,762	$(24)	$27,159	$(14)
Treasury bills	—	—	9,839	(2)
Commercial paper	46,371	(26)	—	—
Corporate debt securities	15,516	(11)	33,486	(55)
Agency bonds	9,870	(20)	—	—
Total available-for-sale securities in an unrealized loss position	$99,519	$(81)	$70,484	$(71)

At June 30, 2023, the Company's security portfolio consisted of 15 securities related to investments in debt securities available-for-sale, of which 14 securities were in an unrealized loss position. There were no securities in an unrealized loss position for greater than 12 months as of June 30, 2023. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of June 30, 2023.

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

Short-term investments, which are classified as available-for-sale, consisted of the following (in thousands):

Balance at June 30, 2023:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury notes	$27,786	$—	$(24)	$27,762
Commercial paper	46,397	—	(26)	46,371
Corporate debt securities	25,521	3	(11)	25,513
Agency bonds	9,890	—	(20)	9,870
Total short-term investments	$109,594	$3	$(81)	$109,516

Balance at December 31, 2022:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury notes	$27,173	$—	$(14)	$27,159
Treasury bills	59,326	10	(2)	59,334
Commercial paper	134,375	—	—	134,375
Corporate debt securities	58,795	13	(55)	58,753
Agency bonds	4,781	17	—	4,798
Total short-term investments	$284,450	$40	$(71)	$284,419

5. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$28,915	$7,151
Work in process	8,702	1,681
Finished goods	4,970	937
Total inventories	$42,587	$9,769

The Company capitalizes inventory costs associated with its products after regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. As of June 30, 2023, the Company had $12.0 million of inventory on hand that was acquired prior to regulatory approvals. This inventory was expensed to research and development as the future economic benefit was not probable. The Company began to capitalize inventory costs upon receipt of regulatory approvals in 2022. Finished goods have a shelf life of 12-18 months from the date of manufacture.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued external research and development	$9,298	$8,424
Accrued benefits and incentive compensation	7,946	15,231
Accrued manufacturing	4,339	4,596
Accrued consulting and other professional fees	5,407	4,116
Accrued rebates and co-pay assistance	6,456	3,582
Accrued royalties	3,111	1,358
Other accrued expenses	684	1,005
Total accrued expenses	$37,241	$38,312

7. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$150,723	$—	$—	$150,723
Short-term investments:
Treasury notes	27,762	—	—	27,762
Commercial paper	—	46,371	—	46,371
Corporate debt securities	—	25,513	—	25,513
Agency bonds	—	9,870	—	9,870
Total short-term investments	27,762	81,754	—	109,516
Restricted cash equivalents	719	—	—	719
Total financial assets	$179,204	$81,754	$—	$260,958

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$23,567	$9,989	$—	$33,556
Short-term investments:
Treasury notes	27,159	—	—	27,159
Treasury bills	59,334	—	—	59,334
Commercial paper	—	134,375	—	134,375
Corporate debt securities	—	58,753	—	58,753
Agency bonds	—	4,798	—	4,798
Total short-term investments	86,493	197,926	—	284,419
Restricted cash equivalents	719	—	—	719
Total financial assets	$110,779	$207,915	$—	$318,694

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

Components of lease expense required by ASC 842 are presented below for the three and six months ended June 30, 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$544	$544	$1,088	$1,048
Total lease cost	$544	$544	$1,088	$1,048

During the six months ended June 30, 2023, the Company made cash payments of $1.2 million for operating leases. Future minimum lease payments under non-cancelable leases as of June 30, 2023, were as detailed below (in thousands):

June 30, 2023
2023 (remaining 6 months)	$1,220
2024	2,478
2025	1,586
2026	476
2027	—
Total undiscounted lease payments	5,760
Less: imputed interest	(473)
Total operating lease liabilities	$5,287

As of June 30, 2023, the weighted average remaining lease term was 2.4 years and the weighted average incremental borrowing rate used to determine the operating lease right-of-use assets was 7.3%.

9. Income taxes

For the three months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $1.9 million and $0.2 million, respectively. The income tax provision for each of the three months ended June 30, 2023 and 2022 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax benefit of $0.1 million and zero, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $1.8 million and $0.3 million, respectively. The income tax provision for the six months ended June 30, 2023 and 2022 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax benefit of $0.4 million and zero, respectively. The income tax provision for the three and six months ended June 30, 2023 includes the release of a portion of the Company’s valuation allowance that has been reversed through the annual effective tax rate with respect to amounts expected to be realized through current year taxable income.

10. Stock Option and Grant Plan

Stock Incentive Plan

General Option Information

A summary of option activity for the six months ended June 30, 2023, is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	8,480,950	$13.19	8.2	$201,765
Granted	2,399,056	$31.96
Exercised	(677,436)	$6.59		$16,202
Cancelled or forfeited	(210,721)	$17.54
Outstanding at June 30, 2023	9,991,849	$18.05	8.2	$66,550
Options exercisable as of June 30, 2023	3,172,459	$11.01	7.2	$34,430
Options unvested as of June 30, 2023	6,819,390	$21.32	8.7	$32,120
Weighted average grant-date fair value of options granted during the period	$21.15

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was $16.2 million and $6.0 million, respectively.

The total fair value of stock options vested during the six months ended June 30, 2023 and 2022 was $19.9 million and $3.2 million, respectively.

Restricted Stock Unit Activity

A summary of restricted stock unit activity for the six months ended June 30, 2023, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	740,297	$20.02
Granted	512,878	$32.11
Vested	(164,970)	$18.42
Forfeited	(26,141)	$25.66
Nonvested as of June 30, 2023	1,062,064	$25.97

Summary of Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$2,535	$1,460	$4,426	$2,585
Selling, general and administrative	7,415	4,247	13,025	7,514
Total stock-based compensation expense	$9,950	$5,707	$17,451	$10,099

The Company capitalized stock-based compensation expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. The Company did not capitalize any stock-based compensation expense during the three and six months ended June 30, 2022. Stock-based compensation recognized through cost of sales was less than $0.1 million for the three and six months ended June 30, 2023.

The following table summarizes stock-based compensation by type of award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$8,115	$4,955	$14,371	$8,863
Restricted stock units	1,835	752	3,080	1,236
Total stock-based compensation expense	$9,950	$5,707	$17,451	$10,099

The following table summarizes unrecognized stock-based compensation expense as of June 30, 2023, by type of awards (in thousands), and the weighted-average period over which that expense is expected to be recognized (in years). The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	June 30, 2023
	Unrecognized Expense	Weighted-average Recognition Period
Stock options	$94,199	3.01
Restricted stock units	$24,635	3.31

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

A summary of the numerator and denominators used in the computation of earnings per share follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$22,074	$(54,067)	$23,647	$(101,915)
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	67,233,617	58,275,903	66,976,871	54,958,537
Dilutive effect of employee stock options and restricted stock units	2,898,423	—	3,494,950	—
Weighted-average shares used to compute diluted net income (loss) per share	70,132,040	58,275,903	70,471,821	54,958,537
Net income (loss) per share attributable to common stockholders
Basic	$0.33	$(0.93)	$0.35	$(1.85)
Diluted	$0.31	$(0.93)	$0.34	$(1.85)

Because the Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2022, basic and diluted net loss per share attributable to common stockholders were the same. All stock options and restricted stock units were excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact for the three and six months ended June 30, 2022. The following stock options and restricted stock units outstanding at each period end have been excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	5,831,498	8,528,039	3,198,508	8,528,039
Restricted stock units	567,671	670,013	85,658	670,013
Total excluded common stock equivalents	6,399,169	9,198,052	3,284,166	9,198,052

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

Letter of Credit

Restricted cash equivalents consist of $0.2 million of cash serving as collateral for a letter of credit issued for the Company’s office space, and $0.5 million as collateral for a corporate credit card program. As of June 30, 2023 and December 31, 2022, the Company’s restricted cash equivalents balance was $0.7 million on its condensed consolidated balance sheets.

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

Pursuant to the terms of the respective grant agreements among the Company, ALS Association and ALS Finding a Cure, the Company will be required to make royalty payments to each Grantor in the total amount equal to 150% of the grant received. The royalty payments will be achieved through a combination of the following payment methods: (i) an annual installment payment of 3% of net sales of any products developed under the project for which the grant was used for and (ii) 3% of cash proceeds resulting from revenue generating transaction under the project for which the grants are used for. During the three and six months ended June 30, 2023, the Company recorded $0.6 million and $3.1 million in royalty expense, respectively, which is included in cost of sales in the condensed consolidated financial statements. As of June 30, 2023, no further royalties remain to be accrued under the grant agreements with the ALS Association and ALS Finding a Cure Foundation.

Under the terms of the respective grant agreements among the Company, Alzheimer’s Drug Discovery Foundation, the Alzheimer’s Association, and Cure Alzheimer’s Fund, the Company will make royalty payments up to the maximum amount of $15.0 million to each Grantor (or $45.0 million in aggregate). The royalty payment will be made through a combination of the following payment methods: (i) 4% of annual net sales of any product commercialized from the project for which the grant was used for and directly related to the treatment of the Alzheimer’s disease and (ii) 15% of all royalties and cash proceeds resulting from revenue generating transactions associated with the projects for which the grants were used for under the grant agreements. As the conditions that would trigger royalty payments under the agreements have not occurred, no amounts have been recorded in the condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022.

Purchase Commitments

The Company enters into agreements in the normal course of business with contract manufacturing organizations, or CMOs, for raw material purchases and manufacturing services. As of June 30, 2023, the Company had committed approximately $86.8 million under these agreements related to raw material purchases and manufacturing services, which are expected to be paid through 2025.

14. Subsequent Events

The Company has evaluated all subsequent events after June 30, 2023 and through the date of this filing, and there were no material subsequent events requiring disclosure, except as described below.

2023 Inducement Plan

In July 2023, the Company’s board of directors adopted the Amylyx Pharmaceuticals, Inc. 2023 Inducement Plan, or the Inducement Plan, to grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company, pursuant to Rule 5635(c)(4) of the Marketplace Rules of the NASDAQ Stock Market, Inc. The Company has reserved 750,000 shares of its common stock that may be issued under the Inducement Plan.

Supplier Agreements

In August 2023, the Company entered into an agreement with a CMO for the purchase of raw materials. Under the terms of the agreement, the Company committed to minimum annual raw material purchases. As a result, the Company's total purchase commitments related to raw material purchases and manufacturing services have increased to approximately $223.3 million, which are expected to be paid through 2028.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the condensed consolidated financial information and the notes thereto appearing elsewhere in this Quarterly Report.

This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in our most recent Annual Report on Form 10-K, or 2022 Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Our mission is to one day end the suffering caused by neurodegenerative diseases. We are committed to supporting and creating more moments for the neurodegenerative disease community through the discovery and development of innovative new treatments. Our first U.S. product, RELYVRIO® (sodium phenylbutyrate and taurursodiol), also known as AMX0035, is approved for the treatment of amyotrophic lateral sclerosis, or ALS, in adults. AMX0035 is also approved with conditions by Health Canada and marketed as ALBRIOZA™ for the treatment of ALS in Canada.

Unlike most other cells in the body that regularly die and are replaced as part of healthy function, mature neurons are normally resistant to cell death and generally cannot regenerate. We believe AMX0035 is the first drug candidate to show both a functional and survival benefit in a large-scale clinical trial of participants living with ALS. The results of our Phase 2 clinical trial of AMX0035, known as the CENTAUR trial, were published in the New England Journal of Medicine, in two publications in Muscle & Nerve, and in the Journal of Neurology, Neurosurgery, and Psychiatry. We are pursuing ALS as our first indication as it is a disease of rapid and profound neurodegeneration, and we are focused on the development and potential commercialization of AMX0035 for ALS globally.

We received marketing authorization with conditions by Health Canada for ALBRIOZA for the treatment of ALS. We announced commercial availability of the product in July 2022. We have submitted to and received from the national reimbursement authorities, known as the Canadian Agency for Drugs and Technologies in Health, or CADTH, and l’Institut national d’excellence en santé et en services sociaux, or INESSS, recommendations regarding reimbursement for ALBRIOZA by the Canadian provincial governments. In June 2023, we announced that we had completed the negotiation process and entered into a Letter of Intent with the pan-Canadian Pharmaceutical Alliance for the terms and conditions under which ALBRIOZA would qualify for reimbursement through federal, provincial, and territorial public drug plans for the treatment of ALS. We are now engaging with federal, provincial, and territorial public drug plans to work on finalizing and signing product listing agreements for public funding of ALBRIOZA by the end of 2023.

We received approval by the U.S. Food and Drug Administration, or the FDA, for RELYVRIO in September 2022, and commercial product was first available in October 2022.

We are also actively pursuing regulatory approval of AMX0035, under the trade name ALBRIOZA®, for the treatment of ALS in the European Union, or EU. In June 2023, we announced that the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, adopted a negative opinion on the application for conditional marketing authorisation of AMX0035 for the treatment of adults with ALS in the EU. Following our request for a formal re-examination in July 2023, CHMP is re-examining its initial opinion on the current application for conditional marketing authorisation. The re-examination procedure is an approximately four-month process, which includes the appointment of a different rapporteur and co-rapporteur from the initial evaluation. At the end of the re-examination, the EMA will review its initial opinion before issuing a final recommendation, which is expected in the fall of 2023.

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

In November 2021, we initiated a Phase 3 clinical trial of AMX0035 for the treatment of ALS, known as the PHOENIX trial, at clinical trial sites in the U.S. and Europe. On February 2, 2023, we announced completion of enrollment in PHOENIX, which enrolled 664 participants. We anticipate topline results from the PHOENIX trial in mid-2024. This trial is designed to provide further data evaluating the safety and efficacy of AMX0035 over 48 weeks for the treatment of ALS to further support our global regulatory efforts. Participants completing the 48-week trial have the option to enroll in an open label extension, or OLE, phase. During this phase, all participants receive AMX0035, and continued safety and efficacy measures will be assessed.

In April 2023, we announced that the first participant was dosed in the HELIOS trial, a Phase 2 exploratory open-label proof of biology study assessing the effect of AMX0035 in adults with Wolfram syndrome, with co-primary endpoints examining measures of safety and tolerability, and the effect of AMX0035 during a 4 hour mixed-meal tolerance test. Secondary outcome measures include various measures of endocrinological, neurological and ophthalmologic function. We anticipate topline results from the HELIOS trial in 2024.

We plan to initiate the ORION trial, a global, pivotal Phase 3 trial of AMX0035 for the treatment of progressive supranuclear palsy, or PSP by the end of 2023. There are currently no approved therapies for the treatment of PSP and the disease is reported to affect seven in 100,000 people worldwide. PSP is a rare neurological disorder that affects body movements, walking and balance, and eye movement and is characterized by widespread neurodegeneration associated with tau protein deposition in subcortical regions of the brain. Based on preclinical data and biomarker analyses from the Phase 2 PEGASUS trial of AMX0035 in AD, AMX0035 was shown to significantly lower levels of tau and other markers of neurodegeneration. We intend to enroll approximately 600 adult participants across the U.S., Canada, Europe, and Japan.

In addition, we continue to study other compounds targeting ALS and other neurodegenerative diseases. Outside of AMX0035, the IND-enabling studies of AMX0114, an internally developed antisense oligonucleotide to target Calpain-2, are ongoing. Calpain-2 is a critical effector of axonal degeneration, and there is substantial preclinical data implicating this target in ALS and neuronal degeneration.

Since inception, we have devoted substantially all of our efforts to research and development, pre-commercialization and commercialization activities, including recruiting management and technical staff, raising capital, producing materials for preclinical studies and clinical trials, and building infrastructure to support such activities. As of June 30, 2023, we have funded our operations primarily through public offerings of our common stock, private sales of preferred stock, convertible notes, and more recently through revenue from sales of RELYVRIO and ALBRIOZA in the U.S. and Canada, respectively. We have also generated grant revenues through five grants from ALS Association, ALS Finding a Cure Foundation, Cure Alzheimer’s Fund, Alzheimer’s Drug Discovery Foundation and Alzheimer’s Association, or Grantors.

Prior to 2023, we had incurred operating losses and as of June 30, 2023, we had an accumulated deficit of $330.6 million. These losses resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our approved products. We may incur significant losses and our financial results will be highly dependent upon our successful commercialization of RELYVRIO in the U.S. We will continue to incur significant expenses as we advance AMX0035 and any future product candidates through preclinical and clinical development, setup and initiate additional trials, hire additional clinical, scientific, management and administrative personnel, seek regulatory approval and pursue commercialization of any approved product candidates. To date, we have primarily developed AMX0035 internally, with assistance from our network of contract research organizations, or CROs, and other advisors. This has resulted in increased research and development spending but has enabled us to manage AMX0035 efficiently through the development and manufacturing process.

We also expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. As a result, we may need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate sufficient revenue from product sales to sustain profitability, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies, royalty financings, or other strategic transactions. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances, however, that our current operating plan will be achieved or that additional funding, if required, will be available on terms acceptable to us, or at all.

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $357.3 million. We believe that the revenue we generate from commercial sales of AMX0035 in the U.S. and Canada and our existing cash, cash equivalents and short-term investments as of June 30, 2023, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least one year from the date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.

Impact of Macroeconomic Factors

The development of AMX0035 and any future product candidates could be disrupted and materially adversely affected in the future by any pandemic or calamity. In addition, economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as the ongoing conflict in Ukraine, and economic challenges caused by global pandemics or other public health events, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

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
•
the successful implementation and compliance with the terms of regulatory approvals from applicable regulatory authorities, including our marketing authorization with conditions from Health Canada for ALBRIOZA and the post-marketing requirements from the FDA for RELYVRIO;
•
the successful receipt and related terms of regulatory approval from our marketing authorisation application, or MAA, pending with the EMA for ALBRIOZA for the treatment of ALS;
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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, sales, marketing, as well as administrative functions. Selling, general and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; sales and marketing expenses; information technology; facility-related and other operating costs. We anticipate that our selling, general and administrative expenses will continue to increase in the future as we further increase our headcount to support our continued research activities and development of AMX0035 and as we commercialize around the globe. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as well as investor and public relations expenses associated with being a public company. We have received marketing authorization with conditions for ALBRIOZA for the treatment of ALS in Canada and marketing authorization for RELYVRIO for the treatment of ALS in adults in the U.S. and are pursuing regulatory approval of ALBRIOZA for the treatment of ALS in the EU.

Other Income, Net

Interest Income

Interest income consists primarily of the amortization of premiums and accretion of discounts on our short-term investments, and interest income earned on our cash, cash equivalents and short-term investments.

Other Expense, Net

Other expense, net consists primarily of net realized and unrealized losses on foreign exchange transactions.

Income Taxes

Income taxes are determined using the asset and liability approach. Deferred tax assets and liabilities represent future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and for tax attribute carryforwards using enacted tax rates expected to be in effect in the years in which the differences reverse. Realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023, a portion of our valuation allowance has been reversed through the annual effective tax rate with respect to amounts we expect to realize through current year taxable income. We continue to maintain a full valuation allowance against all of our deferred tax assets not expected to be realized through current year taxable income based on management’s evaluation of all available evidence, including our history of incurring significant losses from operations. Our evaluation of all available evidence also includes consideration of regulatory approvals of and developments related to ALBRIOZA and RELYVRIO, including actual and forecasted revenues generated from the sale of these products. Given the early stage of our product launch, we are uncertain about the timing and amount of future sales. We may release all or a portion of the remaining valuation allowance in the near-term; however, the release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, our level of profitability, revenue growth, clinical program progression and expectations regarding future profitability.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Product revenue, net	$98,216	$—	$98,216	*NM
Operating expenses:
Cost of sales	5,580	—	5,580	*NM
Research and development	29,044	24,259	4,785	20%
Selling, general and administrative	43,391	29,994	13,397	45%
Total operating expenses	78,015	54,253	23,762	44%
Income (loss) from operations	20,201	(54,253)	74,454	(137)%
Other income, net:
Interest income	3,887	402	3,485	867%
Other expense, net	(81)	(42)	(39)	93%
Total other income, net	3,806	360	3,446	957%
Income (loss) before income taxes	24,007	(53,893)	77,900	(145)%
Provision for income taxes	1,933	174	1,759	1011%
Net income (loss)	$22,074	$(54,067)	$76,141	(141)%

* NM - not meaningful

Product revenue, net

We began commercially selling ALBRIOZA within Canada in July 2022 and RELYVRIO within the U.S. in October 2022. For the three months ended June 30, 2023, we recorded approximately $98.2 million of product revenue, net.

Cost of sales

Cost of sales of $5.6 million for the three months ended June 30, 2023, consisted of costs to procure, manufacture and distribute our marketed products, RELYVRIO and ALBRIOZA, and $0.6 million of royalty expense. In addition, included in cost of sales are costs to manufacture our marketed products, which have been provided to patients at no cost to them through either our interim access program or patient assistance program. We expect these costs to continue into 2024, and to a lesser degree, indefinitely. As the Company expensed inventory costs incurred prior to the receipt of regulatory approvals to research and development expense, $3.8 million of costs related to units recognized as revenue are not included in cost of sales for the three months ended June 30, 2023. We expect cost of sales to increase and gross margin to decrease as we deplete these inventories. We expect to use the remaining pre-commercialization inventory for product sales into 2024.

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
AMX0035 – ALS	$15,028	$15,477	$(449)	(3)%
AMX0035 – PSP	1,211	7	1,204	17,200%
Payroll and personnel-related	10,464	6,650	3,814	57%
Other	2,341	2,125	216	10%
	$29,044	$24,259	$4,785	20%

Research and development expenses were $29.0 million for the three months ended June 30, 2023, compared to $24.3 million for the three months ended June 30, 2022. During these periods, most of our research and development expenses were related to the development and clinical trials of AMX0035. The increase was primarily due to a $3.8 million increase in payroll and personnel-related costs, a $1.2 million increase in spending on AMX0035 for the treatment of PSP, and a $0.2 million increase in all other costs, offset by a $0.4 million decrease in spending on AMX0035 for the treatment of ALS. The increase in payroll and personnel-related costs was primarily due to an increase in the number of employees supporting research and development efforts. The increase in spending on AMX0035 for the treatment of PSP was primarily related to costs to support the initiation of the ORION Phase 3 trial. We expect to increase research and development for AMX0035 in other indications in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $43.4 million for the three months ended June 30, 2023 compared to $30.0 million for the three months ended June 30, 2022. The increase was primarily due to increases of $7.6 million in payroll and personnel-related costs, including stock-based compensation, $1.6 million in consulting and professional services, and $4.2 million in other expenses. The increase in payroll and personnel-related costs was primarily due to hiring additional personnel in commercial and general and administrative functions to support our growth, as well as ongoing commercialization preparation initiatives in the EU. The increases in consulting and professional services and other expenses were primarily due to an increase in spending for commercial activities, operations as a public company and other expenses.

Other Income, Net

Interest Income
Interest income for the three months ended June 30, 2023 was $3.9 million compared to $0.4 million for the three months ended June 30, 2022. The increase was primarily attributable to favorable interest rates and higher investment balances driven by the proceeds received from our 2022 follow-on offering and cash receipts from sales of AMX0035.

Provision for income taxes

We recorded an income tax provision of $1.9 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively. The income tax provision for these periods was primarily driven by the estimated annual effective tax rate for the year, as well as discrete income tax benefit of $0.1 million and discrete income tax provision of zero during the three months ended June 30, 2023 and 2022, respectively. The income tax benefit for the three months ended June 30, 2023 includes the release of a portion of our valuation allowance that has been reversed through the annual effective tax rate with respect to amounts expected to be realized through current year taxable income. Forecasts of current year taxable income are significantly impacted by a U.S. income tax law change in effect from January 1, 2022 that requires capitalization and amortization of all research and experimentation costs under Section 174 of the Internal Revenue Code. In the future, Congress may consider legislation that would defer the amortization requirement to later years, possibly with retroactive effect, which could have a material impact on the determination of current year taxable income.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Product revenue, net	$169,644	$—	$169,644	*NM
Operating expenses:
Cost of sales	10,863	—	10,863	*NM
Research and development	53,236	45,723	7,513	16%
Selling, general and administrative	87,397	56,344	31,053	55%
Total operating expenses	151,496	102,067	49,429	48%
Income (loss) from operations	18,148	(102,067)	120,215	(118)%
Other income, net:
Interest income	7,605	533	7,072	1,327%
Other expense, net	(343)	(61)	(282)	462%
Total other income, net	7,262	472	6,790	1,439%
Income (loss) before income taxes	25,410	(101,595)	127,005	(125)%
Provision for income taxes	1,763	320	1,443	451%
Net income (loss)	$23,647	$(101,915)	$125,562	(123)%

* NM - not meaningful

Product revenue, net

We began commercially selling ALBRIOZA within Canada in July 2022 and RELYVRIO within the U.S. in October 2022. For the six months ended June 30, 2023, we recorded approximately $169.6 million of product revenue, net.

Cost of sales

Cost of sales of $10.9 million for the six months ended June 30, 2023, consisted of costs to procure, manufacture and distribute our marketed products, RELYVRIO and ALBRIOZA, and $3.1 million of royalty expense. In addition, included in cost of sales are costs to manufacture our marketed products, which have been provided to patients at no cost to them through either our interim access program or patient assistance program. We expect these costs to continue into 2024, and to a lesser degree, indefinitely. As the Company expensed inventory costs incurred prior to the receipt of regulatory approvals to research and development expense, $7.0 million of costs related to units recognized as revenue are not included in cost of sales for the six months ended June 30, 2023. We expect cost of sales to increase and gross margin to decrease as we deplete these inventories. We expect to use the remaining pre-commercialization inventory for product sales into 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
AMX0035 – ALS	$28,903	$30,682	$(1,779)	(6)%
AMX0035 – PSP	1,211	38	1,173	3,087%
Payroll and personnel-related	19,398	12,515	6,883	55%
Other	3,724	2,488	1,236	50%
	$53,236	$45,723	$7,513	16%

Research and development expenses were $53.2 million for the six months ended June 30, 2023, compared to $45.7 million for the six months ended June 30, 2022. During these periods, most of our research and development expenses were related to the development and clinical trials of AMX0035. The increase was primarily due to a $6.9 million increase in payroll and personnel-related costs, a $1.2 million increase in spending on AMX0035 for the treatment of PSP, and a $1.2 million increase in all other costs, offset by a $1.8 million decrease in spending on AMX0035 for the treatment of ALS. The increase in payroll and personnel-related costs was primarily due to an increase in the number of employees supporting research and development efforts. The increase in spending on AMX0035 for the treatment of PSP was primarily related to costs to support the initiation of the ORION Phase 3 trial. The increase in other costs were primarily due to an increase in preclinical development activities. The decrease in spending on AMX0035 was primarily related to a decrease in inventory expensed as research and development prior to obtaining regulatory approval. We expect to increase research and development for AMX0035 in other indications in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $87.4 million for the six months ended June 30, 2023 compared to $56.3 million for the six months ended June 30, 2022. The increase was primarily due to increases of $18.1 million in payroll and personnel-related costs, including stock-based compensation, $4.5 million in consulting and professional services, and $8.4 million in other expenses. The increase in payroll and personnel-related costs was primarily due to hiring additional personnel in commercial and general and administrative functions to support our growth, as well as ongoing commercialization preparation initiatives in the EU. The increases in consulting and professional services and other expenses were primarily due to an increase in spending for commercial activities, operations as a public company and other expenses.

Other Income, Net

Interest Income

Interest income for the six months ended June 30, 2023 was $7.6 million compared to $0.5 million for the six months ended June 30, 2022. The increase was primarily attributable to favorable interest rates and higher investment balances driven by the proceeds received from our 2022 follow-on offering and cash receipts from sales of AMX0035.

Provision for income taxes

We recorded an income tax provision of $1.8 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively. The income tax provision for these periods was primarily driven by the estimated annual effective tax rate for the year, as well as discrete income tax benefit of $0.4 million and discrete income tax provision of zero in the six months ended June 30, 2023 and 2022, respectively. The income tax benefit for the six months ended June 30, 2023 includes the release of a portion of our valuation allowance that has been reversed through the annual effective tax rate with respect to amounts expected to be realized through current year taxable income. Forecasts of current year taxable income are significantly impacted by a U.S. income tax law change in effect from January 1, 2022 that requires capitalization and amortization of all research and experimentation costs under Section 174 of the Internal Revenue Code. In the future, Congress may consider legislation that would defer the amortization requirement to later years, possibly with retroactive effect, which could have a material impact on the determination of current year taxable income.

Liquidity and Capital Resources

Sources of Liquidity

In the second half of 2022, we began generating revenue from the sale of our approved drug product RELYVRIO, known as ALBRIOZA in Canada. To date, we have financed our operations primarily through revenue from the sale of our approved products, the sale and issuance of common stock, convertible preferred stock, convertible notes and grant agreements with the Grantors. As of June 30, 2023, we had cash, cash equivalents and short-term investments of $357.3 million.

From inception through June 30, 2023, we have raised $668.0 million in aggregate proceeds, net of issuance costs, primarily from the issuance of common stock, convertible preferred stock, convertible notes and grant agreements. Based on our current operational plans and assumptions, we believe that the revenue we generate from commercial sales of AMX0035 in the U.S. and Canada and our existing cash, cash equivalents, and short-term investments, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months after the date of the filing of this Quarterly Report.

Capital Resources

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities, manufacturing and clinical trials of AMX0035 and any future product candidates, execute on our commercialization plans for ALBRIOZA in Canada and RELYVRIO in the U.S., and prepare for the commercial launch of AMX0035 in other jurisdictions, if approved. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our expenses will also increase as we:

•
continue our research and development efforts, including our ongoing global Phase 3 PHOENIX trial of AMX0035 for the treatment of ALS, our Phase 3 trial of AMX0035 in PSP and our ongoing Phase 2 trial of AMX0035 for the treatment of Wolfram syndrome;
•
continue to commercialize AMX0035 (also known as ALBRIOZA in Canada and RELYVRIO in the U.S.) for the treatment of ALS in Canada and the U.S., and pursue launch of ALBRIOZA in Europe, if approved;
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

In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and the Nasdaq Global Select Market, requires public companies to implement specified corporate governance practices that are currently not applicable to private companies. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Under the statute, we cease to be an emerging growth company on the date that is the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iii) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We will become a large accelerated filer as of December 31, 2023, and as such we will lose emerging growth status on December 31, 2023. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and demands significant effort. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Based on our current operational plans and assumptions, we believe that the revenue we generate from commercial sales of AMX0035 in the U.S. and Canada and our existing cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months after the date of the filing of this Quarterly Report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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
•
timing delays with respect to preclinical and clinical development of AMX0035 and any future product candidates, including as result of any future outbreak of any highly infectious or contagious diseases;
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

Until such time, if ever, that we can generate product revenue sufficient to sustain profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, current ownership interests will be diluted. If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Net cash provided by (used in) operating activities	$3,537	$(87,096)	$90,633	(104)%
Net cash provided by (used in) investing activities	179,216	(94,849)	274,065	(289)%
Net cash provided by financing activities	2,424	199,627	(197,203)	(99)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	57	(203)	260	(128)%
Net increase in cash, cash equivalents and restricted cash equivalents	$185,234	$17,479	$167,755	960%

Operating Activities

During the six months ended June 30, 2023, operating activities provided $3.5 million of cash, primarily resulting from our net income of $23.6 million and $17.5 million of non-cash stock-based compensation expense, offset by $4.9 million net accretion of discounts on investments and $33.2 million of net cash used by changes in our operating assets and liabilities.

Net cash used in our operating assets and liabilities primarily consisted of a $32.6 million increase in inventory capitalized during the period and a $18.2 million increase in accounts receivable, net, offset by a $18.5 million increase in accounts payable.

During the six months ended June 30, 2022, operating activities used $87.1 million of cash, primarily resulting from our net loss of $101.9 million, offset by $10.1 million of non-cash stock-based compensation expense and $4.7 million of net cash provided by changes in our operating assets and liabilities.

Net cash used in our operating assets and liabilities primarily consisted of a $4.1 million increase in prepaid expenses and other current assets due to recognition of deferred offering costs related to the initial public offering, and an increase of $0.5 million in other assets, offset by a $3.8 million increase in accounts payable, a $4.8 million increase in accrued expenses and deferred rent due to increased spending for external research and development to support our growth, and a $0.8 million decrease in operating lease right-of use assets.

Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities was $179.2 million, resulting primarily from $189.5 million of investments that matured, partially offset by $9.8 million of purchases of short-term investments during the period.

During the six months ended June 30, 2022, net cash used in investing activities was $94.8 million, resulting from $1.4 million of purchases of property and equipment and $154.3 million of purchases of short-term investments, offset by $60.9 million of investments that matured during the period.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $2.4 million. This amount consisted primarily of $2.6 million of proceeds from exercises of stock options and vesting of stock awards, net of employee taxes paid on these awards.

During the six months ended June 30, 2022, net cash provided by financing activities was $199.6 million. This amount primarily consisted of $216.0 million of gross proceeds from sale of common stock from our initial public offering, offset by $15.1 million of underwriters' discounts and $1.5 million of offering costs paid during the period. Offering costs remaining to be paid as of June 30, 2022 totaled $0.5 million, coupled with offering costs paid in prior periods, results in total net proceeds from the initial public offering of $196.4 million.

Contractual Obligations and Commitments

We enter into agreements in the normal course of business with CMOs for raw material purchases and manufacturing services. As of June 30, 2023, we had committed approximately $86.8 million under these agreements related to raw material purchases and manufacturing services, which are expected to be paid through 2025.

Critical Accounting Policies, Recent Accounting Pronouncements and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” disclosed in our 2022 Annual Report.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, for as long as we remain an emerging growth company, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies, and our consolidated financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

We will cease to be an emerging growth company on the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of our initial public offering, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three year period or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We will become a large accelerated filer as of December 31, 2023, and as such we will lose emerging growth status on December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2023 and December 31, 2022, we had cash, cash equivalents and short-term investments of $357.3 million and $346.9 million, respectively. Our cash equivalents are invested primarily in bank deposits and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with vendors that are located outside of the United States. As a result, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2023 and 2022. However, inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel.

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

Our management, with the participation of our Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation, our Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
AMX0035 may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or remain profitable.
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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have invested substantial resources into our product development efforts and toward the commercialization of RELYVRIO, which has been recently approved by the FDA, and ALBRIOZA, which has received marketing authorization with conditions from Health Canada, but we have only recently begun generating revenue from product sales to date in the U.S., Canada or elsewhere. We will also continue to incur significant research and development and other expenses related to clinical development, commercialization, approvals in additional jurisdictions and for additional indications, and ongoing operations. Since our inception, we have devoted the majority of our financial resources and efforts to research and development, including preclinical studies and our clinical trials, preparation for commercialization and, more recently, commercialization activities. Our financial condition and operating results, including our revenues, expenses and net income (loss), may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and may continue to have, an adverse effect on our stockholders’ equity and working capital. As of June 30, 2023, we had an accumulated deficit of $330.6 million. We may continue to incur significant losses and our financial results will be highly dependent upon the successful launch and commercial sales of RELYVRIO in the U.S. We will continue to incur expenses related to our research and development activities and pre-commercialization activities in Europe, among other things.

We anticipate that our expenses may increase substantially if and as we:

•
further build out our sales, marketing, pharmacovigilance and distribution infrastructure and scale-up manufacturing capabilities to commercialize AMX0035 and any product candidate for which we may obtain approval;
•
continue to develop and conduct clinical trials for AMX0035 for the treatment of ALS, AD, PSP, Wolfram syndrome and potential other additional indications, including our PHOENIX trial, our Phase 3 trial in PSP and our ongoing Phase 2 clinical trial for Wolfram syndrome;
•
initiate and continue research, preclinical and clinical development efforts for any future product candidates;
•
seek to identify additional product candidates;
•
seek to obtain and maintain regulatory approvals in the U.S. and Canada and obtain regulatory approvals in the EU, and other geographies for AMX0035 for the treatment of ALS, AD, Wolfram Syndrome, PSP and other indications that successfully complete clinical development;
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

We are continuing to build out our infrastructure, including sales and marketing, distribution and manufacturing capabilities, for commercialization of AMX0035 in the U.S. and Canada. As of June 30, 2023, we had 338 full-time employees.

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

Our ability to remain profitable depends on our ability to generate revenue from our approved products, RELYVRIO in the U.S. and ALBRIOZA in Canada. Other than RELYVRIO in the U.S. and ALBRIOZA in Canada, we have not yet launched any other approved products for commercial sale and have only recently begun generating revenue from product sales. Successful commercialization will require achievement of many key milestones, which vary by jurisdiction and may include demonstrating safety and efficacy in clinical trials, obtaining and maintaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Even if we successfully launch and commercialize RELYVRIO in the U.S. and ALBRIOZA in Canada, we may be unable to maintain profitability, unless AMX0035 is approved in other jurisdictions or for additional indications. In June 2023, we announced that the CHMP of the EMA adopted a negative opinion on the application for conditional marketing authorisation of AMX0035 for the treatment of adults with ALS in the EU. Following our request for a formal re-examination in July 2023, CHMP is re-examining its initial opinion on the current application for conditional marketing authorisation. The re-examination procedure is an approximately four-month process, which includes the appointment of a different rapporteur and co-rapporteur from the initial evaluation. At the end of the re-examination, the EMA will review its initial opinion before issuing a final recommendation, which is expected in the fall of 2023. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if we might sustain profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to sustain profitability on a quarterly or annual basis.

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

We have only recently commenced our transition from a clinical-stage to a commercial-stage company. Our operations to date have been primarily limited to organizing, staffing and financing our company, raising capital, conducting research and development activities, including preclinical studies and clinical trials and preparing for and commencing commercialization of AMX0035. We have not yet demonstrated an ability to generate significant revenues, or clearly conduct sales and marketing activities necessary for successful product commercialization. In June 2022, AMX0035 received marketing authorization with conditions from Health Canada for the treatment of ALS. One of the conditions of the marketing authorization in Canada is the provision of data from our ongoing PHOENIX trial and other additional planned or ongoing studies. In September 2022, AMX0035 received marketing authorization from the FDA for the treatment of ALS in adults. In June 2023, we announced that the CHMP of the EMA adopted a negative opinion on the application for conditional marketing authorisation of AMX0035 for the treatment of adults with ALS in the EU. Following our request for a formal re-examination in July 2023, CHMP is re-examining its initial opinion on the current application for conditional marketing authorisation. The re-examination procedure is an approximately four-month process, which includes the appointment of a different rapporteur and co-rapporteur from the initial evaluation. At the end of the re-examination, the EMA will review its initial opinion before issuing a final recommendation, which is expected in the fall of 2023. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early commercial stage, especially pharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history with these activities.

At a second meeting of the FDA’s Peripheral and Central Nervous System Drugs Advisory Committee, or the Advisory Committee, on September 7, 2022, relating to AMX0035 for the treatment of ALS, we stated that if our PHOENIX trial is not successful then we will do what is right for patients, which includes voluntarily removing the product from the market. We will work in consultation with regulatory authorities when the PHOENIX data are available. We could also be required by regulatory authorities to withdraw AMX0035 from the marketplace. As part of our approval of RELYVRIO in the U.S., we have post-marketing requirements to conduct carcinogenicity studies in mice and rats, drug-drug interaction studies in human volunteers, and studies in subjects with kidney or liver impairment. The outcomes of these studies including the PHOENIX trial and any potential withdrawal could have a material adverse effect on our business.

We may not satisfy all of the conditions imposed by Health Canada for marketing authorization of ALBRIOZA for the treatment of ALS. If we fail to do so, we may be subject to additional conditions imposed by Health Canada or we may have to cease commercialization of ALBRIOZA, which may impact our prospect for profitability. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We are transitioning from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching, developing and commercializing AMX0035 for the treatment of ALS, AD, Wolfram syndrome, PSP and potential additional indications, as well as any future product candidates we may develop;
•
the timing of, and the costs involved in, obtaining and maintaining marketing approvals for AMX0035 for the treatment of ALS, AD, Wolfram syndrome, PSP and potential additional indications, and any future product candidates we may develop and pursue;
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
•
subject to receipt and maintenance of regulatory approval on a jurisdiction-by-jurisdiction basis, revenue, if any, received from commercial sales of AMX0035 for any approved indications or any future product candidates;
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

We believe that the revenue we generate from commercial sales of AMX0035 in the U.S. and Canada and our existing cash, cash equivalents, and short-term investments, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months after the date of this Quarterly Report. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect our expenses to continue to increase in connection with our planned operations. Unless and until we can generate a substantial amount of revenue and sustain profitability from AMX0035 or any future product candidates, we expect to finance our future cash needs through public or private equity offerings, royalty-based or debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. As of June 30, 2023, we had less than $1.5 million of our cash and cash equivalent and short-term investment balances on deposit with SVB, and also held securities in a sweep account purchased through SVB but managed in segregated custodial accounts by third party asset managers.

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

We recently launched ALBRIOZA in Canada and RELYVRIO in the U.S. and, if approved, we also intend to commercialize AMX0035 in the EU with specialized teams, given the relative rarity of ALS and certain of the other indications we are targeting. We are currently continuing to build the global marketing and sales team for the marketing, sales and distribution of AMX0035 and any future product candidates, if approved. In order to successfully commercialize AMX0035 for the treatment of ALS, AD, Wolfram Syndrome, PSP and other indications, or any of our future product candidates that may be approved, we must build, on a territory-by-territory basis, marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so.

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

AMX0035 may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or remain profitable.

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

Efforts to educate the medical community and third-party payors on the benefits of our current and any future product candidates may require significant resources, including management time and financial resources, and may not be successful. If AMX0035 or any future product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not remain profitable. The degree of market acceptance of AMX0035 and any future product candidates, if approved for commercial sale, will depend on a number of factors, including:

•
the efficacy and safety of the product;
•
the potential advantages of the product compared to competitive therapies and our ability to successfully publicize these advantages or highlight them in any marketing materials;
•
the prevalence and severity of any side effects;
•
whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy or as a single agent or in combination;
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

Off-label use for the treatment of ALS of PB, which is available as a generic drug, along with the potential sale in some jurisdictions of TURSO expose us to additional risks that could reduce or eliminate the commercial opportunity for AMX0035.

We are developing and advancing AMX0035 as a combination of TURSO and PB. PB has been approved by the FDA and other regulatory authorities for the treatment of patients with certain urea cycle disorders.

TURSO is being marketed in preparations without approval for the treatment of ALS in some jurisdictions, including the U.S. We face the risk that healthcare professionals may prescribe PB for the treatment of ALS and recommend that patients obtain a commercial preparation of TURSO not approved, labeled, or marketed for the treatment of ALS on the belief that this combination could replicate the benefits of AMX0035. Patient-directed treatment with TURSO for ALS may also arise in certain jurisdictions if the Phase 3 clinical trial to assess the safety and efficacy of TURSO in patients with ALS conducted by Humanitas Mirasole SpA in the EU reports positive results. While these practices are not recommended by the medical community and have not been approved by any regulatory authority, they may nonetheless impact our sales of RELYVRIO in the U.S., ALBRIOZA in Canada and AMX0035, if approved in other jurisdictions, and/or public perception of AMX0035 in the U.S. or abroad.

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

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the listed drug is invalid, unenforceable or will not be infringed by the generic product. In that case, the applicant may submit its application four years following approval of the listed drug and seek to launch its generic product even if we still have patent protection for our product unless an infringement suit is timely filed by the NDA or patent holder in which case the FDA cannot approve the ANDA for 30 months unless a court decision in favor of the generic manufacturer is issued earlier. For fixed dose combination products, the FDA has taken the position that a combination product will be eligible for NCE exclusivity (also known as data exclusivity) if it contains a new active moiety, even if the fixed-combination also contains a drug substance with a previously approved active moiety.

We have received NCE exclusivity from the FDA for RELYVRIO and such exclusivity expires in September 2027. In addition, in connection with our Health Canada marketing authorization with conditions, ALBRIOZA was added to the Register of Innovative Drugs, which provides an eight year period of market exclusivity. The regulatory authorities in Europe may reach different conclusions from the FDA or Health Canada with respect to exclusivity for AMX0035.

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

In the EU, innovative medicinal products (including both small molecules and biological medicinal products), sometimes referred to as new active substances, or NAS, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. This 10-year marketing exclusivity period may be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. However, even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials. We have applied for NAS status for AMX0035 in the EU. Irrespective of the NAS status, we expect that AMX0035 will be eligible for orphan market exclusivity if the orphan designation is maintained upon grant of a marketing authorisation in the EU. The current orphan medicines regime in the EU entitles an orphan medicine to a 10-year period of market exclusivity, which can be extended to 12 years if the sponsor complies with an agreed upon paediatric investigation plan. However, the European Commission introduced a legislative proposal in April 2023 that, if implemented, could reduce the current exclusivity period for certain orphan medicines to 9 years (or 5 years for well-established use orphan medicines).

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

AMX0035 received approval by the FDA for the treatment of ALS in adults (known as RELYVRIO) in September 2022 and marketing authorization with conditions by Health Canada for the treatment of ALS (known as ALBRIOZA) in June 2022. Following our request for a formal re-examination in July 2023, CHMP is re-examining its initial opinion on the current application for conditional marketing authorisation of AMX0035 for the treatment of ALS (known as ALBRIOZA) in the EU and we may seek approval of AMX0035 in additional jurisdictions and in additional indications. AMX0035 or any future product candidates for which we, or any future collaborators, obtain regulatory approval, as well as the manufacturing processes, post-approval studies, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA, Health Canada, the EMA and other applicable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the U.S. We and our contract manufacturers will also be subject to user fees and periodic inspection by regulatory authorities to monitor compliance with these requirements and the terms of any product approval we may obtain. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indications or uses for which the product may be marketed or to the conditions of approval, including the requirement in the U.S. to implement a Risk Evaluation and Mitigation Strategy, or REMS.

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

Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates. Patients are unlikely to use AMX0035 or any future product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of AMX0035 or any future product candidates. Because AMX0035 and any future product candidates may have a higher cost of goods than conventional therapies and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to sustain profitability may be greater. While we have received a positive response from some providers in Canada following Health Canada’s approval with conditions of AMX0035 for the treatment of ALS, there is significant uncertainty related to insurance coverage and reimbursement. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for AMX0035 and any future product candidates.

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

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan drug designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan drug designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

These laws and future state and federal healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for AMX0035 or any future product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, sustain profitability or commercialize our product candidates.

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

Similar legal requirements are either in place or are being proposed in the U.S. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General are all aggressive in reviewing consumers’ privacy and data security protections. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020 and which was recently amended by the California Privacy Rights Act —is creating similar risks and obligations as those created by GDPR. Though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects, or the Common Rule, it does apply to other personal information that we may otherwise handle, such as personal information collected in a business to business context and personal information collected from employees, applicants and retirees residing in California. Similar broad consumer privacy laws have already been passed in numerous states, and laws in Virginia, Colorado and Connecticut already have entered into force. In addition, bills for broad consumer privacy laws are being considered in numerous other states and at the federal level.

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

We recently received approval from the FDA for RELYVRIO for the treatment of ALS in adults and marketing authorization with conditions from Health Canada for ALBRIOZA for the treatment of ALS and following our request for a formal re-examination in July 2023, CHMP is re-examining its initial opinion on the current application for conditional marketing authorisation for ALBRIOZA for the treatment of ALS in the EU. Accordingly, we are investing the majority of our efforts and financial resources in the further development and commercialization of our product candidate, AMX0035, for the treatment of ALS and other diseases. Successful continued development and additional regulatory approvals of AMX0035 for our initial and potential additional indications is critical to the future success of our business. We will need to have sufficient funds for, and successfully enroll and complete, our clinical development of AMX0035 for the treatment of ALS, AD, Wolfram Syndrome, PSP and other indications. The future regulatory and commercial success of AMX0035 or any future product candidates are subject to a number of risks, including the following:

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

If we are not successful in commercializing AMX0035, or are significantly delayed in doing so, our business will be materially harmed, and we may need to curtail or cease operations. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA, Health Canada, the EMA, and other regulatory agencies in the U.S. and other countries, and such regulations differ from country to country. We are not permitted to market AMX0035 until we receive approval or marketing authorization from the relevant regulatory authority. In September 2022, we received approval from the FDA for AMX0035 (RELYVRIO) for the treatment of ALS in adults and, as part of our approval of RELYVRIO in the U.S., we have post-marketing requirements to conduct carcinogenicity studies in mice and rats, drug-drug interaction studies, and studies in patients with kidney or liver impairment. We also received marketing authorization with conditions from Health Canada for AMX0035 (ALBRIOZA) for the treatment of ALS. One of the conditions of the approval in Canada is the provision of data from our ongoing PHOENIX trial and additional planned or ongoing studies. We are also actively pursuing regulatory approval of AMX0035 (ALBRIOZA) for the treatment of ALS in the EU and in June 2023, we announced that the CHMP of the EMA adopted a negative opinion on the application for conditional marketing authorisation. Following our request for a formal re-examination in July 2023, CHMP is re-examining its initial opinion on the current application for conditional marketing authorisation. The re-examination procedure is an approximately four-month process, which includes the appointment of a different rapporteur and co-rapporteur from the initial evaluation. At the end of the re-examination, the EMA will review its initial opinion before issuing a final recommendation, which is expected in the fall of 2023. It is possible that we may be unable to successfully achieve EMA approval from the re-examination.

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
•
the FDA’s, Health Canada’s, the EMA’s or any other applicable foreign regulatory agency’s disagreement with the interpretation of data from preclinical and clinical studies and trials, such as the FDA’s differing interpretations of certain data, including sensitivity and statistical analyses, from our CENTAUR trial and OLE as presented at the meetings of the FDA’s Advisory Committee on March 30, 2022 and September 7, 2022 and as considered by the CHMP of the EMA;
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

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the U.S., Canada, or the EU without obtaining regulatory approval from the FDA, Health Canada, or the EMA, respectively. Regulatory authorities in other jurisdictions may have similar requirements. The time required to obtain approval by the FDA, Health Canada, the EMA and other comparable foreign regulatory authorities is unpredictable, and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. The FDA in any approval needs to determine that there is substantial evidence of effectiveness. This finding can be substantiated based on two adequate and well-controlled studies, or in certain circumstances on a single, large, multicenter, adequate and well-controlled study that is very persuasive or from a single adequate and well-controlled study together with confirmatory evidence. FDA regulations and guidance also allow for greater flexibility and tolerance for uncertainty in the context of rare and fatal diseases. In June 2022, we obtained marketing authorization with conditions for AMX0035 (ALBRIOZA) in Canada and in September 2022, we received approval from the FDA for AMX0035 (RELYVRIO) in the U.S. While we have received approval from the FDA and marketing authorization with conditions from Health Canada, and have submitted an MAA to the EMA, to date, we have not submitted any other similar drug approval submissions to comparable foreign regulatory authorities for AMX0035 or any other product candidate. In June 2023, we announced that the CHMP of the EMA adopted a negative opinion on the application for conditional marketing authorisation of AMX0035 (ALBRIOZA), for the treatment of adults with ALS in the EU. Following our request for a formal re-examination in July 2023, CHMP is re-examining its initial opinion on the current application for conditional marketing authorisation. The re-examination procedure is an approximately four-month process, which includes the appointment of a different rapporteur and co-rapporteur from the initial evaluation. At the end of the re-examination, the EMA will review its initial opinion before issuing a final recommendation, which is expected in the fall of 2023.

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

Our approval of RELYVRIO by the FDA was granted following a positive recommendation for approval at the second virtual meeting of the Advisory Committee held on September 7, 2022. The Advisory Committee initially met on March 30, 2022 and voted 4 (yes) and 6 (no) on the question of whether the data from our randomized, controlled Phase 2 CENTAUR trial and OLE established a conclusion that AMX0035 is effective in the treatment of patients with ALS. At the second meeting of the Advisory Committee, the Advisory Committee voted 7 (yes) to 2 (no) in response to the question of whether available evidence of effectiveness is sufficient to support approval of AMX0035 for the treatment of ALS, taking into account the unmet need in ALS, the status of the ongoing PHOENIX trial and the seriousness of ALS. Although the FDA subsequently approved RELYVRIO for the treatment of ALS in adults, at this meeting and the previous Advisory Committee meeting, the FDA presented concerns regarding choices of statistical models for the prespecified primarily analysis and the interpretability of the survival results included in our marketing application. Other regulatory authorities may present similar concerns regarding our data when reviewed to support marketing applications for AMX0035 for the treatment of ALS. For example, the CHMP of the EMA adopted a negative opinion on the application for conditional marketing authorisation of AMX0035 for the treatment of adults with ALS in the EU relating to the sufficiency of the clinical data in CENTAUR to support approval. If we experience delays in obtaining and maintaining regulatory approval or if we fail to obtain or maintain such approvals, the commercial prospects for AMX0035 may be harmed and our ability to generate revenues or obtain additional approvals and the value of our common stock will be materially impaired.

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
•
we may be unable to demonstrate to the satisfaction of the FDA, Health Canada, the EMA or other comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication(s) and, if necessary, that a product candidate and any active components thereof are safe and effective for the proposed indication;
•
the results of clinical trials may not meet the level of statistical significance required by the FDA, Health Canada, the EMA or other comparable foreign regulatory authorities for approval;
•
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
the FDA, Health Canada, the EMA and comparable authorities in other countries may disagree with our interpretation of data from clinical trials or preclinical studies and our request may require additional trials or studies to support marketing approval;
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

The FDA reviews an NDA to determine whether the product is safe and effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. This finding can be substantiated based on two adequate and well-controlled studies, or in certain circumstances on a single, large, multicenter, adequate and well-controlled study that is very persuasive or from a single adequate and well-controlled study together with confirmatory evidence. The FDA may not agree that this standard is met. Accordingly, there can be no assurance that for AMX0035 or future product candidates the FDA and other regulatory agencies, including Health Canada and the EMA, will not require additional clinical trials beyond what we may plan to conduct. This may be the case particularly as these regulatory authorities may consult with one another or as we may be required to apprise the respective agencies of studies we are conducting of AMX0035 for ALS in conjunction with our requests for marketing approval or in response to post-marketing requirements from the respective agency. In September 2022, we received approval for AMX0035 from the FDA for the treatment of ALS in adults, and as a part of our approval, we have post-marketing requirements to conduct carcinogenicity studies in mice and rats, drug-drug interaction studies, and studies in patients with kidney or liver impairment. In July 2022, we received marketing authorization for AMX0035 from Health Canada, with conditions, for the treatment of ALS. One of the conditions of the approval is the provision of data from our ongoing PHOENIX trial. There is no guarantee that Health Canada will accept the data from our PHOENIX trial and grant authorization without conditions for AMX0035 for the treatment of ALS. Additionally, the EMA may also find that our CENTAUR trial, together with any data from our global Phase 3 PHOENIX trial that may be provided during or after the review period for these applications, is not sufficient to support our request for marketing authorization in the EU. It is typically the case not just in the U.S., but also in Canada and Europe, that marketing approvals are based on two Phase 3 clinical studies. Moreover, any finding by another regulatory authority that our global Phase 3 PHOENIX trial is insufficient to support additional marketing authorizations in ALS could lead the FDA or Health Canada to restrict or withdraw prior regulatory approvals for RELYVRIO and ALBRIOZA, respectively. At the second meeting of the Advisory Committee on September 7, 2022, we stated that if our PHOENIX trial is not successful then we will do what is right for patients, which includes voluntarily removing the product from the market. Any such findings by a regulatory authority or decision to voluntarily withdraw AMX0035 from the marketplace would materially harm our ability to generate revenue and remain profitable.

In addition, disruptions caused by any future public health crisis may increase the likelihood that we encounter difficulties or delays in initiating, screening, enrolling, conducting, or completing our ongoing and planned preclinical studies and clinical trials. Clinical site initiation and patient screening and enrollment may be delayed due to prioritization of hospital resources in the event of a future public health crisis. Investigators and patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to such future highly infectious or contagious diseases, could be limited, which in turn could adversely impact our clinical trial operations. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with any future outbreak of any highly infectious or contagious diseases. As a result of a future public health crisis, we may face delays in meeting our anticipated timelines for our ongoing and planned clinical trials.

In addition, regulatory authorities may subject our clinical or manufacturing operations to inspections, including routine surveillance, bioresearch monitoring and pre-approval inspections. For example, with respect to new sites or facilities in the EEA which have never had a cGMP inspection or authorization, the EMA has stated that a distant assessment may be conducted in order to evaluate if the site could be authorized without an on-site pre-approval inspection. If an approval is granted, it should be indicated that the certificate has been granted on the basis of a distant assessment and an on-site inspection should be conducted when circumstances permit. If a cGMP certificate cannot be granted as a result of the distant assessment, a clock-stop in the regulatory approval process will be imposed until an on-site inspection is possible. In addition, even if we were to obtain approval, regulatory authorities may approve AMX0035 or any future product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing preclinical studies and clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for AMX0035 or any future product candidates.

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

Our failure to successfully initiate and complete clinical trials of AMX0035 for ALS, AD, Wolfram Syndrome, PSP or potential additional indications and to demonstrate the efficacy and safety of AMX0035, including each component thereof, necessary to obtain and maintain regulatory approval to market AMX0035, including if our global Phase 3 PHOENIX trial is not successful, would significantly harm our business and ability to continue developing and marketing AMX0035 for any indications. Our product candidate development costs will also increase if we experience delays in testing or obtaining and maintaining regulatory approvals and we may be required to obtain additional funds to complete clinical trials. We cannot assure you that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure our trials after they have begun. Significant clinical trial delays or the need for additional data from our clinical trials also could shorten any periods during which we may have the exclusive right to commercialize AMX0035 or any future product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize such product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of AMX0035 or any future product candidate.

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

We are developing AMX0035 for the treatment of ALS, AD, Wolfram Syndrome, PSP and other potential future indications for which there are currently limited or no available therapeutic options. It is possible for individuals or groups to target companies with disruptive social media campaigns related to a request for access to unapproved drugs for patients with significant unmet medical need. If we experience a similar social media campaign regarding our decision to provide or not provide access to AMX0035 or any of our future product candidates under an expanded access policy, our reputation may be negatively affected and our business may be harmed. On March 18, 2022, we launched an FDA-authorized EAP in the U.S. for AMX0035 for certain adults with ALS and this program will be wound down alongside the commercial launch of RELYVRIO in the U.S., with a target close of the EAP in the first half of 2023. We may launch additional EAPs of AMX0035 in the EU.

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

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 people in the U.S., or a patient population of greater than 200,000 people in the U.S., but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the EMA Committee for Orphan Medicinal Products grants orphan designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than five in 10,000 people in the EU when the application is made. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition when, without incentives, it is unlikely that sales of the product in the EU would be sufficient to justify the necessary investment in developing the product. In either case, the applicant for orphan designation must also demonstrate that no satisfactory method of diagnosis, prevention, or treatment for the condition has been authorized (or, if such a method exists, the new product would be a significant benefit to those affected compared to the product available).

In September 2017, the FDA granted orphan drug status to AMX0035 for the treatment of patients with ALS in the U.S., and with the approval of AMX0035 (RELYVRIO) by the FDA in September 2022 for the treatment of ALS in adults, the product is entitled to orphan drug exclusivity and the FDA cannot approve a generic or a brand product that contains the same active moiety for the same orphan indication as AMX0035 for a period of seven years, subject to certain exceptions. In addition, in June 2020, the EMA granted orphan medicine status to AMX0035 for the treatment of patients with ALS in the EU. We also received orphan drug status for AMX0035 for the treatment of patients with Wolfram syndrome in the U.S. in November 2020. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for that time period. Another drug may receive marketing approval prior to AMX0035. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. In the EU, during the ten-year period of orphan marketing exclusivity, neither the competent authorities of the EU Member States, the EMA, or the European Commission are permitted to accept applications or grant marketing authorization for other similar medicinal products. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Legislation has been proposed by the European Commission that, if implemented, has the potential in some cases to shorten the ten-year period of orphan marketing exclusivity. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA and the EMA can subsequently approve another drug for the same condition before the expiration of the seven-year (or ten-year in the EU) exclusivity period if the FDA or the EMA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to AMX0035 for the treatment of Wolfram syndrome, if we receive approval for AMX0035 for a modified or different indication, our current orphan designation may not provide us with exclusivity.

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

Our commercial success depends in large part on our ability to obtain and maintain intellectual property rights protection through patents, trademarks and trade secrets in the U.S. and other countries with respect to our proprietary product candidate, AMX0035, and any future proprietary product candidates. If we do not adequately protect our intellectual property rights, competitors may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business and ability to sustain profitability. To protect our proprietary position, we have filed patent applications and may file other patent applications in the U.S. or abroad related to AMX0035 or any future product candidates that are important to our business; we may also license or purchase patents or patent applications filed by others. The patent application process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

As of June 30, 2023, we had 338 full-time employees. Our focus on the development of AMX0035 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop AMX0035 or to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

As of December 31, 2023, we will no longer be an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us.

We are currently an emerging growth company but because as of June 30, 2023, the market value of our common stock that was held by non-affiliates exceeded $700 million, we will no longer qualify for such status commencing December 31, 2023. As a large-accelerated filer, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company. These requirements include:

•
compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•
full disclosure obligations regarding executive compensation; and
•
compliance with the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

A significant portion of our total outstanding shares may be sold into the market, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 7, 2023, we had outstanding 67,377,743 shares of common stock, which may be resold in the public market immediately without restriction, unless held by our affiliates. Moreover, holders of approximately 18.5 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

We will be required, pursuant to Section 404 of the Sarbanes Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the current fiscal year end. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. However, for as long as we remain an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company, as defined in the JOBS Act, and are not a smaller reporting company with less than $100 million in annual revenue, which we expect to occur as of December 31, 2023 when we become a large accelerated filer. Therefore, on next year’s annual report on Form 10-K, we will be required to obtain auditor attestation, and if we then have a material weakness, we will receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. We are required to disclose significant changes made in our internal controls procedures on a quarterly basis.

We continue the costly and challenging process of enhancing our financial reporting systems and processes as necessary to allow for the operation of effective internal controls over financial reporting to comply with the requirements of Section 404. We may not be able to complete our assessment, testing and any required remediation of internal controls over financial reporting in a timely fashion. Our compliance with Section 404 will require that we incur substantial legal, accounting and other compliance expense and expend significant management efforts. We currently do not have an internal audit group. We will continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting necessary to comply with Section 404.

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

As a public company, we incur significant and ongoing legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Under the statute, we cease to be an emerging growth company on the date that is the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iii) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We will become a large accelerated filer as of December 31, 2023, and as such we will lose emerging growth status on December 31, 2023. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2023, the following officers of the Company (as defined in Rule 16a-1(f)) adopted the following trading plans for the sale of our common stock pursuant to the terms of the applicable plan; such plans are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c)(1) of the Exchange Act:

•
Joshua Cohen, our Co-Chief Executive Officer and a member of our board of directors, adopted a new Rule 10b5-1 trading plan on May 22, 2023, which is scheduled to expire on November 30, 2023. The aggregate number of shares of our common stock authorized to be sold under this new arrangement is 75,000;
•
Justin Klee, our Co-Chief Executive Officer and a member of our board of directors, adopted a new Rule 10b5-1 trading plan on May 22, 2023, which is scheduled to expire on November 30, 2023. The aggregate number of shares of our common stock authorized to be sold under this new arrangement is 75,000;
•
James Frates, our Chief Financial Officer, adopted a new Rule 10b5-1 trading plan on May 22, 2023, which is scheduled to expire on December 14, 2023. The aggregate number of shares of our common stock authorized to be sold under this new arrangement is 60,000; and
•
Gina M. Mazzariello, our Chief Legal Officer and General Counsel, adopted a new Rule 10b5-1 trading plan on May 16, 2023, which is scheduled to expire on March 8, 2024. The aggregate number of shares of our common stock authorized to be sold under this new arrangement is 111,119, which includes shares that may be withheld or sold to cover withholding taxes at the time of vesting.

No other director or officer has adopted or terminated any non-Rule 10b5-1 trading arrangements during the quarter ended June 30, 2023.

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

10.1*	Commercial Supply Agreement, dated as of August 8, 2023, by and between the Registrant and ICE S.p.A. (formerly Prodotti Chimici e Alimentari S.p.A.).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

AMYLYX PHARMACEUTICALS, INC.

Date: August 10, 2023	By:	/s/ Joshua B. Cohen
Joshua B. Cohen
Co-Chief Executive Officer

	By:	/s/ James M. Frates
James M. Frates
Chief Financial Officer