Form 10-Q
period 2023-09-30
Amylyx Pharmaceuticals, Inc.
filed 2023-11-09
CIK 1658551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 67,517,753 shares of common stock, $0.0001 par value per share, outstanding.

AMYLYX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

From time to time, we may use our website or our LinkedIn profile at www.linkedin.com/company/amylyx to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.amylyx.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website or our LinkedIn page is not incorporated into, and does not form a part of, this Quarterly Report on Form 10-Q.

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
•
the initiation, timing, progress and results of our preclinical studies and clinical trials, including our Phase 3 clinical trial of AMX0035 for the treatment of amyotrophic lateral sclerosis, or ALS, known as the PHOENIX trial, our Phase 3 global clinical trial of AMX0035 for the treatment of progressive supranuclear palsy, or PSP, known as the ORION trial, and our Phase 2 clinical trial of AMX0035 for the treatment of Wolfram syndrome, known as the HELIOS trial, and our research and development activities;
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
•
our financial performance;
•
the effect of global economic uncertainty and financial market volatility caused by economic effects of rising inflation and interest rates, global health crises such as the COVID-19 pandemic or any future outbreak of any highly infectious or contagious diseases, geopolitical events, changes in international trade relationships and military conflicts, such as the ongoing conflict between Russia and Ukraine and the conflict in Israel, on any of the foregoing or other aspects of our business or operations; and

•
other statements about future events, including those listed under the section entitled “Risk Factors”.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$135,258	$62,526
Short-term investments	219,787	284,419
Accounts receivable, net	29,353	15,306
Inventories	32,374	9,769
Prepaid expenses and other current assets	17,338	10,113
Total current assets	434,110	382,133
Property and equipment, net	2,761	2,611
Restricted cash equivalents	719	719
Operating lease right-of-use assets	4,189	5,524
Long-term inventories	24,329	—
Other assets	476	466
Total assets	$466,584	$391,453
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,371	$6,257
Accrued expenses	37,045	38,312
Operating lease liabilities, current portion	2,201	2,040
Total current liabilities	45,617	46,609
Operating lease liabilities, net of current portion	2,567	4,237
Total liabilities	48,184	50,846
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 67,505,126 and 66,512,011 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	728,224	694,906
Accumulated deficit	(309,680)	(354,220)
Accumulated other comprehensive loss	(151)	(86)
Total stockholders’ equity	418,400	340,607
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$466,584	$391,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue, net	$102,693	$345	$272,337	$345
Operating expenses:
Cost of sales	5,218	172	16,081	172
Research and development	30,037	24,914	83,273	70,637
Selling, general and administrative	48,718	29,940	136,115	86,284
Total operating expenses	83,973	55,026	235,469	157,093
Income (loss) from operations	18,720	(54,681)	36,868	(156,748)
Other income, net:
Interest income	4,179	601	11,784	1,134
Other (expense) income, net	(488)	199	(831)	138
Total other income, net	3,691	800	10,953	1,272
Income (loss) before income taxes	22,411	(53,881)	47,821	(155,476)
Provision (benefit) for income taxes	1,518	(125)	3,281	195
Net income (loss)	$20,893	$(53,756)	$44,540	$(155,671)

Net income (loss) per share attributable to common stockholders
Basic	$0.31	$(0.92)	$0.66	$(2.77)
Diluted	$0.30	$(0.92)	$0.63	$(2.77)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders
Basic	67,414,669	58,533,226	67,124,407	56,163,194
Diluted	69,748,547	58,533,226	70,143,659	56,163,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$20,893	$(53,756)	$44,540	$(155,671)
Other comprehensive loss
Foreign currency translation loss	(138)	(559)	(78)	(569)
Net unrealized gain (loss) on investments held	59	30	13	(165)
Other comprehensive loss	(79)	(529)	(65)	(734)
Comprehensive income (loss)	$20,814	$(54,285)	$44,475	$(156,405)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C-1 Redeemable Convertible Preferred Stock		Series C-2 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	—	$—	—	$—	—	$—	—	$—	66,512,011	$7	$694,906	$(86)	$(354,220)	$340,607
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	451,298	—	2,777	—	—	2,777
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	132,294	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	7,580	—	—	7,580
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	111	—	111
Net income	—	—	—	—	—	—	—	—	—	—	—	—	1,573	1,573
Balance as of March 31, 2023	—	$—	—	$—	—	$—	—	$—	67,095,603	$7	$705,263	$25	$(352,647)	$352,648
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	226,138	—	1,687	—	—	1,687
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	32,676	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	10,053	—	—	10,053
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(97)	—	(97)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	22,074	22,074
Balance as of June 30, 2023	—	$—	—	$—	—	$—	—	$—	67,354,417	$7	$717,003	$(72)	$(330,573)	$386,365
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	145,384	—	938	—	—	938
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	5,325	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	10,283	—	—	10,283
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(79)	—	(79)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	20,893	20,893
Balance as of September 30, 2023	—	$—	—	$—	—	$—	—	$—	67,505,126	$7	$728,224	$(151)	$(309,680)	$418,400

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

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows used in operating activities:
Net income (loss)	$44,540	$(155,671)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	27,627	15,623
Depreciation expense	787	305
Accretion of investment discounts, net	(7,368)	(196)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,047)	(137)
Inventories	(46,648)	(563)
Interest receivable	370	(61)
Prepaid expenses and other current assets	(7,596)	(2,879)
Operating lease right-of-use assets	1,335	1,208
Other assets	(10)	(456)
Accounts payable	62	2,654
Accrued expenses	825	10,435
Operating lease liabilities	(1,509)	(436)
Net cash used in operating activities	(1,632)	(130,174)
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(885)	(1,906)
Purchases of investments	(174,187)	(154,313)
Proceeds from maturities of short-term investments	246,200	145,411
Net cash provided by (used in) investing activities	71,128	(10,808)
Cash flows provided by financing activities:
Proceeds from initial public offering	—	200,897
Initial public offering costs paid	—	(1,518)
Follow-on offering costs paid	(136)	—
Proceeds from exercise of stock options	6,647	248
Withholding taxes paid on stock-based awards	(3,198)	—
Net cash provided by financing activities	3,313	199,627
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(77)	(572)
Net increase in cash, cash equivalents and restricted cash equivalents	72,732	58,073
Cash, cash equivalents and restricted cash equivalents, beginning of period	63,245	50,380
Cash, cash equivalents and restricted cash equivalents, end of period	$135,977	$108,453
Supplemental disclosure of cash flow information:
Unrealized gain (loss) on short-term investments	$13	$(165)
Taxes withheld on stock-based awards included in accrued expenses	$15	$—
Purchases of property and equipment included in accounts payable	$150	$43
Right-of-use assets and liabilities upon ASC 842 adoption	$—	$2,201
Right-of-use assets obtained in exchange for lease liabilities	$—	$4,958
Movement of deferred offering costs to equity	$—	$4,518
Initial public offering costs included in accounts payable and accrued expenses	$—	$526
Public offering costs included in accounts payable and accrued expenses	$—	$570
Conversion of preferred stock to common stock upon initial public offering	$—	$239,351
Income taxes paid	$4,978	$27

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business

Amylyx Pharmaceuticals, Inc., together with its wholly owned subsidiaries, known as Amylyx or the Company, is a commercial-stage biotechnology company with a mission to one day end the suffering caused by neurodegenerative diseases. The Company is pursuing amyotrophic lateral sclerosis, or ALS, as its first indication and is focused on the development and potential commercialization of AMX0035 for ALS globally. AMX0035 is approved by the U.S. Food and Drug Administration, or the FDA, and marketed as RELYVRIO® (sodium phenylbutyrate and taurursodiol, also known as ursodoxicoltaurine) for the treatment of ALS in adults in the U.S. AMX0035 is also approved with conditions by Health Canada and marketed as ALBRIOZA™ for the treatment of ALS in Canada. The Company continues to focus on the completion of its global PHOENIX Phase 3 clinical trial, which will provide additional data on the efficacy and safety profile of AMX0035 in people living with ALS, and is also developing AMX0035 in other neurodegenerative diseases. AMX0035 was designed to target endoplasmic reticulum, or ER, stress and mitochondrial dysfunction, two connected central pathways that can lead to neurodegeneration. The Company is further investigating AMX0035 in diseases where ER and mitochondrial stress are implicated, including progressive supranuclear palsy, or PSP, and Wolfram syndrome, or WS. The Company dosed the first participant in the HELIOS trial, a Phase 2 trial of AMX0035 for the treatment of WS, in April 2023 and plans to initiate the ORION trial, a global, pivotal Phase 3 trial of AMX0035 for the treatment of PSP, by the end of 2023. The Company is also advancing additional drug candidates for neurodegenerative diseases including AMX0114, an antisense oligonucleotide targeting Calpain-2, a key protein in axonal degeneration, among others.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, the outcome of preclinical studies and clinical trials, market acceptance and the successful commercialization of its approved products ALBRIOZA, which received marketing authorization with conditions in Canada in June 2022, and RELYVRIO, which was approved by the FDA in the U.S. in September 2022, potential difficulties with or delays in timing with respect to regulatory approval processes, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, ability to secure additional capital to fund operations, and risks associated with the economic challenges caused by global health crises such as the COVID-19 pandemic and economic uncertainty in various global markets caused by geopolitical instability and conflict. The Company and its contractors may experience disruptions in supply of items that are essential for its research and development and commercial activities, including, for example, raw materials and bulk drug substances that the Company imports from Europe and Canada used in the manufacturing of AMX0035, and any additional or future product candidates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue, gross	$111,864	$547	$304,822	$547
GTN adjustments	(9,171)	(202)	(32,485)	(202)
Product revenue, net	$102,693	$345	$272,337	$345

The activity and ending reserve balance for GTN adjustments were as follows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Chargebacks and Cash Discounts	Medicaid and Medicare Rebates	Other Rebates, Returns, Discounts and Adjustments	Total
Ending balance at December 31, 2022	$648	$1,992	$1,664	$4,304
Provision related to sales in the current year	14,175	7,872	10,954	33,001
Adjustments related to prior period sales	—	(236)	(280)	(516)
Credits and payments made	(11,004)	(6,806)	(8,930)	(26,740)
Ending balance at September 30, 2023	$3,819	$2,822	$3,408	$10,049

	Chargebacks and Cash Discounts	Medicaid and Medicare Rebates	Other Rebates, Returns, Discounts and Adjustments	Total
Ending balance at December 31, 2021	$—	$—	$—	$—
Provision related to sales in the current year	3	—	199	202
Adjustments related to prior period sales	—	—	—	—
Credits and payments made	(2)	—	—	(2)
Ending balance at September 30, 2022	$1	$—	$199	$200

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

4. SHORT-TERM INVESTMENTS

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at September 30, 2023 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included as a separate component of other accumulated comprehensive income (loss). There were no realized gains or losses recognized during the three and nine months ended September 30, 2023 and 2022.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific identification method. The Company includes interest and dividends on securities classified as available-for-sale in interest income. Accrued interest receivable relating to the Company's available-for-sale securities is presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, and amounted to $0.1 million and $0.5 million at September 30, 2023 and December 31, 2022, respectively.

The following is a summary of available-for-sale securities with unrealized losses for less than 12 months as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Treasury notes	$—	$—	$27,159	$(14)
Treasury bills	39,569	(1)	9,839	(2)
Commercial paper	30,865	(18)	—	—
Corporate debt securities	—	—	33,486	(55)
Agency bonds	9,940	(13)	—	—
Total available-for-sale securities in an unrealized loss position	$80,374	$(32)	$70,484	$(71)

At September 30, 2023, the Company's security portfolio consisted of 18 securities related to investments in debt securities available-for-sale, of which 8 securities were in an unrealized loss position. There were no securities in an unrealized loss position for greater than 12 months as of September 30, 2023. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of September 30, 2023.

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

Short-term investments, which are classified as available-for-sale, consisted of the following (in thousands):

Balance at September 30, 2023:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury notes	$5,000	$—	$—	$5,000
Treasury bills	166,055	8	(1)	166,062
Commercial paper	30,883	—	(18)	30,865
Corporate debt securities	7,920	—	—	7,920
Agency bonds	9,953	—	(13)	9,940
Total short-term investments	$219,811	$8	$(32)	$219,787

Balance at December 31, 2022:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury notes	$27,173	$—	$(14)	$27,159
Treasury bills	59,326	10	(2)	59,334
Commercial paper	134,375	—	—	134,375
Corporate debt securities	58,795	13	(55)	58,753
Agency bonds	4,781	17	—	4,798
Total short-term investments	$284,450	$40	$(71)	$284,419

5. INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$38,106	$7,151
Work in process	6,311	1,681
Finished goods	12,286	937
Total inventories	$56,703	$9,769

The Company capitalizes inventory costs associated with its products after regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. As of September 30, 2023, the Company had $6.6 million of inventory on hand that was acquired prior to regulatory approvals. This inventory was expensed to research and development as the future economic benefit was not probable. The Company began to capitalize inventory costs upon receipt of regulatory approvals in 2022. Finished goods have a shelf life of 12-18 months from the date of manufacture. The Company classifies inventory as long-term inventory when consumption or sale of the inventory is expected beyond one year.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued external research and development	$6,441	$8,424
Accrued benefits and incentive compensation	11,896	15,231
Accrued manufacturing	2,050	4,596
Accrued consulting and other professional fees	6,572	4,116
Accrued rebates and co-pay assistance	6,056	3,582
Accrued royalties	3,111	1,358
Other accrued expenses	919	1,005
Total accrued expenses	$37,045	$38,312

7. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$54,706	$—	$—	$54,706
Short-term investments:
Treasury notes	5,000	—	—	5,000
Treasury bills	166,062	—	—	166,062
Commercial paper	—	30,865	—	30,865
Corporate debt securities	—	7,920	—	7,920
Agency bonds	—	9,940	—	9,940
Total short-term investments	171,062	48,725	—	219,787
Restricted cash equivalents	719	—	—	719
Total financial assets	$226,487	$48,725	$—	$275,212

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$23,567	$9,989	$—	$33,556
Short-term investments:
Treasury notes	27,159	—	—	27,159
Treasury bills	59,334	—	—	59,334
Commercial paper	—	134,375	—	134,375
Corporate debt securities	—	58,753	—	58,753
Agency bonds	—	4,798	—	4,798
Total short-term investments	86,493	197,926	—	284,419
Restricted cash equivalents	719	—	—	719
Total financial assets	$110,779	$207,915	$—	$318,694

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

Components of lease expense required by ASC 842 are presented below for the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$543	$544	$1,631	$1,592
Total lease cost	$543	$544	$1,631	$1,592

During the nine months ended September 30, 2023, the Company made cash payments of $1.8 million for operating leases. Future minimum lease payments under non-cancelable leases as of September 30, 2023, were as detailed below (in thousands):

September 30, 2023
2023 (remaining 3 months)	$611
2024	2,478
2025	1,586
2026	476
2027	—
Total undiscounted lease payments	5,151
Less: imputed interest	(383)
Total operating lease liabilities	$4,768

As of September 30, 2023, the weighted average remaining lease term was 2.2 years and the weighted average incremental borrowing rate used to determine the operating lease right-of-use assets was 7.3%.

9. Income taxes

For the three months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $1.5 million and an income tax benefit $0.1 million, respectively. The income tax provision (benefit) for the three months ended September 30, 2023 and 2022 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax benefit of $0.1 million and zero, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $3.3 million and $0.2 million, respectively. The income tax provision for the nine months ended September 30, 2023 and 2022 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax benefit of $0.5 million and zero, respectively. The income tax provision for the three and nine months ended September 30, 2023 includes the release of a portion of the Company’s valuation allowance that has been reversed through the annual effective tax rate with respect to amounts expected to be realized through current year taxable income.

10. Stock Option and Grant Plan

Stock Incentive Plan

General Option Information

A summary of option activity for the nine months ended September 30, 2023, is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	8,480,950	$13.19	8.2	$201,765
Granted	2,557,569	$31.36
Exercised	(822,820)	$6.57		$18,360
Cancelled or forfeited	(266,882)	$17.72
Outstanding at September 30, 2023	9,948,817	$18.28	8.0	$44,547
Options exercisable as of September 30, 2023	3,525,568	$11.49	7.0	$26,785
Options unvested as of September 30, 2023	6,423,249	$22.01	8.6	$17,762
Weighted average grant-date fair value of options granted during the period	$20.74

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $18.4 million and $6.0 million, respectively.

The total fair value of stock options vested during the nine months ended September 30, 2023 and 2022 was $24.8 million and $5.1 million, respectively.

Restricted Stock Unit Activity

A summary of restricted stock unit activity for the nine months ended September 30, 2023, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	740,297	$20.02
Granted	548,066	$31.47
Vested	(170,295)	$18.64
Forfeited	(34,009)	$25.04
Nonvested as of September 30, 2023	1,084,059	$25.87

Summary of Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,664	$1,416	$7,090	$4,001
Selling, general and administrative	7,512	4,108	20,537	11,622
Total stock-based compensation expense	$10,176	$5,524	$27,627	$15,623

The Company capitalized stock-based compensation expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively. The Company did not capitalize any stock-based compensation expense during the three and nine months ended September 30, 2022. Stock-based compensation recognized through cost of sales was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2023.

The following table summarizes stock-based compensation by type of award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$8,274	$4,748	$22,645	$13,611
Restricted stock units	1,902	776	4,982	2,012
Total stock-based compensation expense	$10,176	$5,524	$27,627	$15,623

The following table summarizes unrecognized stock-based compensation expense as of September 30, 2023, by type of awards (in thousands), and the weighted-average period over which that expense is expected to be recognized (in years). The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	September 30, 2023
	Unrecognized Expense	Weighted-average Recognition Period
Stock options	$87,543	2.81
Restricted stock units	$23,313	3.09

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

A summary of the numerator and denominators used in the computation of earnings per share follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$20,893	$(53,756)	$44,540	$(155,671)
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	67,414,669	58,533,226	67,124,407	56,163,194
Dilutive effect of employee stock options and restricted stock units	2,333,878	—	3,019,252	—
Weighted-average shares used to compute diluted net income (loss) per share	69,748,547	58,533,226	70,143,659	56,163,194
Net income (loss) per share attributable to common stockholders
Basic	$0.31	$(0.92)	$0.66	$(2.77)
Diluted	$0.30	$(0.92)	$0.63	$(2.77)

Because the Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2022, basic and diluted net loss per share attributable to common stockholders were the same. All stock options and restricted stock units were excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact for the three and nine months ended September 30, 2022. The following stock options and restricted stock units outstanding at each period end have been excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	5,971,476	8,575,449	5,937,376	8,575,449
Restricted stock units	626,086	687,913	510,173	687,913
Total excluded common stock equivalents	6,597,562	9,263,362	6,447,549	9,263,362

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

Letter of Credit

Restricted cash equivalents consist of $0.2 million of cash serving as collateral for a letter of credit issued for the Company’s office space, and $0.5 million as collateral for a corporate credit card program. As of September 30, 2023 and December 31, 2022, the Company’s restricted cash equivalents balance was $0.7 million on its condensed consolidated balance sheets.

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

Royalty Payments

Between August 2016 and February 2019, the Company entered into grant agreements with the ALS Association, ALS Finding a Cure Foundation, Alzheimer’s Drug Discovery Foundation, Alzheimer’s Association and Cure Alzheimer’s Fund, or Grantors. Under the terms of the agreements, the Company was granted, in aggregate, $4.3 million. These grants were provided to the Company for the purpose of furthering the research and development of AMX0035 as a therapeutic benefit for ALS and Alzheimer’s disease. Under the terms of the arrangements, the Company would receive a tranche of funds as it completed certain milestones. Pursuant to the terms of the grant agreements, the Company has certain payment obligations that are contingent upon future events such as the achievement of commercialization or the receipt of proceeds from a revenue generating transaction resulting from the projects for which the grants are used for.

Pursuant to the terms of the respective grant agreements among the Company, ALS Association and ALS Finding a Cure, the Company will be required to make royalty payments to each Grantor in the total amount equal to 150% of the grant received. The royalty payments will be achieved through a combination of the following payment methods: (i) an annual installment payment of 3% of net sales of any products developed under the project for which the grant was used for and (ii) 3% of cash proceeds resulting from revenue generating transaction under the project for which the grants are used for. During the three months ended September 30, 2023, the Company did not record any royalty expense. During the nine months ended September 30, 2023, the Company recorded $3.1 million in royalty expense, which is included in cost of sales in the condensed consolidated financial statements. As of September 30, 2023, no further royalties remain to be accrued under the grant agreements with the ALS Association and ALS Finding a Cure Foundation.

Under the terms of the respective grant agreements among the Company, Alzheimer’s Drug Discovery Foundation, the Alzheimer’s Association, and Cure Alzheimer’s Fund, the Company will make royalty payments up to the maximum amount of $15.0 million to each Grantor (or $45.0 million in aggregate). The royalty payment will be made through a combination of the following payment methods: (i) 4% of annual net sales of any product commercialized from the project for which the grant was used for and directly related to the treatment of the Alzheimer’s disease and (ii) 15% of all royalties and cash proceeds resulting from revenue generating transactions associated with the projects for which the grants were used for under the grant agreements. As the conditions that would trigger royalty payments under the agreements have not occurred, no amounts have been recorded in the condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022.

Purchase Commitments

The Company enters into agreements in the normal course of business with contract manufacturing organizations for raw material purchases and manufacturing services. As of September 30, 2023, the Company had committed approximately $211.1 million under these agreements related to raw material purchases and manufacturing services, which are expected to be paid through 2028.

14. Subsequent Events

The Company has evaluated all subsequent events after September 30, 2023 and through the date of this filing, and there were no material subsequent events requiring disclosure, except as described below.

In October 2023, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency confirmed its initial negative opinion on the Marketing Authorisation Application for AMX0035, under the trade name ALBRIOZA®, for the treatment of adults with ALS in the European Union. The decision follows the conclusion of the CHMP’s formal re-examination procedure of an initial negative opinion adopted in June 2023.The CHMP opinion will be forwarded to the European Commission, which will adopt the final decision on this application. A decision is anticipated by the end of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the condensed consolidated financial information and the notes thereto appearing elsewhere in this Quarterly Report.

This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those risk factors set forth in our most recent Annual Report on Form 10-K, or 2022 Annual Report, and in our subsequent Quarterly Reports, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Our mission is to one day end the suffering caused by neurodegenerative diseases. We are committed to supporting and creating more moments for the neurodegenerative disease community through the discovery and development of innovative new treatments. This begins with AMX0035, which is approved by the U.S. Food and Drug Administration, or the FDA, and marketed as RELYVRIO® (sodium phenylbutyrate and taurursodiol, also known as ursodoxicoltaurine) for the treatment of amyotrophic lateral sclerosis, or ALS, in adults in the U.S. AMX0035 is also approved with conditions by Health Canada and marketed as ALBRIOZA™ for the treatment of ALS in Canada. There are approximately 30,000 people living with ALS in the U.S. and approximately 3,000 people living with ALS in Canada. We are working as quickly and efficiently as possible toward timely, broad, and sustainable access to AMX0035, where there continues to be a significant unmet need. ALS is a disease that affects people regardless of background, and there are approximately 200,000 people living worldwide with ALS.

ALS is a disorder characterized by motor neuron degeneration in the motor cortex and spinal cord that leads to progressive muscle weakness. Unlike most other cells in the body that regularly die and are replaced as part of healthy function, mature neurons are normally resistant to cell death and generally cannot regenerate. AMX0035 is the first and only approved drug for adults with ALS to demonstrate a statistically significant benefit in function in a clinical trial, known as the CENTAUR trial, as well as a survival benefit in a longer-term post hoc analysis. Data demonstrated that after 24 weeks, participants treated with RELYVRIO scored on average 2.32 points higher on the ALSFRS-R scale than the placebo group. Even a one point change in the ALSFRS-R score can indicate a significant difference in a person’s ability to function independently with activities of daily living, including eating, bathing, dressing, or walking. Participants treated with RELYVRIO at the start of the clinical trial, meaning that they both started RELYVRIO six months earlier and were on it for longer than participants starting on placebo who then crossed over to RELYVRIO, saw a greater survival benefit. The results of CENTAUR were published in the New England Journal of Medicine, in two publications in Muscle & Nerve, and in the Journal of Neurology, Neurosurgery, and Psychiatry. Additionally, an analysis comparing the long term survival of participants in CENTAUR to a historical clinical trial control called group was published in the Annals of Clinical and Translational Neurology. The results of this post hoc analysis demonstrated that the median overall survival was 10.4 months longer in the CENTAUR AMX0035 group than in the historical clinical trial control group.

We are pursuing ALS as our first indication as it is a disease of rapid and profound neurodegeneration, and we are focused on the development and potential commercialization of AMX0035 for ALS globally.

In Canada, we received marketing authorization with conditions by Health Canada for ALBRIOZA for the treatment of ALS. We announced commercial availability of the product in July 2022.

In the U.S., we received approval by the FDA for RELYVRIO in September 2022, and commercial product was first available in October 2022.

In the European Union, or EU, we announced that the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, confirmed its initial negative opinion on the Marketing Authorisation Application, or MAA, for AMX0035, under the trade name ALBRIOZA®, for the treatment of adults with ALS in the EU in October 2023. The decision follows the conclusion of the CHMP’s formal re-examination procedure of an initial negative opinion adopted in June 2023. The CHMP opinion will be forwarded to the European Commission, which will adopt the final decision on this application. A decision is anticipated by the end of 2023. We continue to focus on the completion of the global PHOENIX Phase 3 clinical trial of AMX0035 for the treatment of ALS, which was initiated prior to our MAA submission in November 2021. If PHOENIX is supportive, we plan to seek approval in the EU as quickly as possible.

On February 2, 2023, we announced completion of enrollment in PHOENIX, which enrolled 664 participants in the U.S. and Europe. We anticipate topline results from the PHOENIX trial in the second quarter of 2024. This trial is designed to provide additional data on the efficacy and safety profile of AMX0035 over 48 weeks. Participants completing the 48-week trial have the option to enroll in an open label extension, or OLE, phase. During this phase, all participants receive AMX0035, and continued safety and efficacy measures will be assessed.

L’Agence Nationale de Sécurité du Médicament et des produits de santé, or ANSM, the national authority for authorizing medicinal products in France, granted “accès compassionnel” (compassionate access) to AMX0035 in October 2023 for eligible people living with ALS. This approach is not a substitute for broad and sustainable access, which can only be achieved through regulatory approval and subsequent reimbursement processes.

AMX0035 is a dual UPR-Bax apoptosis inhibitor composed of PB and TURSO designed to target endoplasmic reticulum, or ER, stress and mitochondrial dysfunction, two connected central pathways that can lead to neurodegeneration. Through the resolution of the UPR and by inhibiting translocation of the Bax to the outer mitochondrial membrane, we have shown in multiple models that AMX0035 can keep neurons alive under a variety of different conditions and stresses, including in in vitro models of neurodegeneration, ER stress, mitochondrial dysfunction, oxidative stress and disease-specific models of a variety of other conditions, as well as in vivo models of ALS, Alzheimer’s disease, or AD, and multiple sclerosis, or MS. We believe AMX0035 has the potential to be a foundational therapy, meaning that it could be used alone or in conjunction with other therapies to change the treatment paradigm across a broad range of neurodegenerative diseases.

We are further investigating AMX0035 in neurodegenerative diseases where ER and mitochondrial stress are implicated, including progressive supranuclear palsy, or PSP, and Wolfram syndrome, or WS.

In April 2023, we announced that the first participant was dosed in the HELIOS trial, a Phase 2 48-week exploratory open-label proof of biology study assessing the effect of AMX0035 in adults with WS, with co-primary endpoints examining measures of safety and tolerability, and the effect of AMX0035 during a 4 hour mixed-meal tolerance test. Secondary outcome measures include various measures of endocrinological, neurological and ophthalmologic function. We anticipate topline results from the HELIOS trial in 2024.

Researchers from the Washington University School of Medicine in St. Louis, in collaboration with Amylyx, published preclinical data exploring the potential of AMX0035 as a novel therapeutic approach for WS. These data were published in the peer-reviewed Journal of Clinical Investigation Insight, characterizing a pathogenic variant in the WFS1 gene (WFS1 c.1672C>T, p.R558C), identifying a platform for further genotype-phenotype analysis, and providing initial proof-of-concept for the further development of AMX0035 in WS. The data demonstrated that iPSC-derived WS models can provide a model of genotype-phenotype relationships that correlate with clinical observations.

We plan to initiate the ORION trial, a global, pivotal Phase 3 trial of AMX0035 for the treatment of PSP by the end of 2023. There are currently no approved therapies for the treatment of PSP and the disease is reported to affect seven in 100,000 people worldwide. PSP is a rare neurological disorder that affects body movements, walking and balance, and eye movement and is characterized by widespread neurodegeneration associated with tau protein deposition in subcortical regions of the brain. Based on preclinical data and biomarker analyses from the Phase 2 PEGASUS trial of AMX0035 in AD, AMX0035 was shown to significantly lower levels of tau and other markers of neurodegeneration. We intend to enroll approximately 600 adult participants across the U.S., Canada, Europe, and Japan. The primary efficacy endpoint of the ORION trial evaluates disease progression as measured by the rate of change on the 28-item Progressive Supranuclear Palsy Rating Scale, or PSPRS, total score at Week 52, an established and validated endpoint in PSP clinical trials. Secondary efficacy endpoints are disease progression as measured by a modified 10-item PSPRS score and motor aspects of activities of daily life as measured by the Movement Disorder Society-Unified Parkinson's Disease Rating Scale Part 2, or MDS-UPDRS Part II. Exploratory outcomes include changes in activities of daily living, cognitive function, quality of life, overall survival, brain regional volumes, fluid biomarkers of neuronal injury/inflammation, and caregiver burden. Safety and tolerability will be evaluated by assessing the frequency of treatment emergent adverse events, or TEAEs, and serious adverse events, or SAEs.

In addition, we are building a pipeline to support our mission and continue to study other compounds targeting ALS and other neurodegenerative diseases. Outside of AMX0035, the IND-enabling studies of AMX0114, an internally developed antisense oligonucleotide to target Calpain-2, are ongoing. Calpain-2 is a critical effector of axonal degeneration, and there is substantial preclinical data implicating this target in ALS and neuronal degeneration. IND-enabling studies are scheduled to be complete in 2024.

Since inception, we have devoted substantially all of our efforts to research and development, pre-commercialization and commercialization activities, including recruiting management and technical staff, raising capital, producing materials for preclinical studies and clinical trials, and building infrastructure to support such activities. As of September 30, 2023, we have funded our operations primarily through public offerings of our common stock, private sales of preferred stock, convertible notes, and more recently through revenue from sales of RELYVRIO and ALBRIOZA in the U.S. and Canada, respectively. We have also generated grant revenues through five grants from ALS Association, ALS Finding a Cure Foundation, Cure Alzheimer’s Fund, Alzheimer’s Drug Discovery Foundation and Alzheimer’s Association, or Grantors.

Prior to 2023, we had incurred operating losses and as of September 30, 2023, we had an accumulated deficit of $309.7 million. These losses resulted primarily from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our approved products. We may incur significant losses and our financial results will be highly dependent upon our successful commercialization of RELYVRIO in the U.S. We will continue to incur significant expenses as we advance AMX0035 and any future product candidates through preclinical and clinical development, setup and initiate additional trials, hire additional clinical, scientific, management and administrative personnel, seek regulatory approval and pursue commercialization of any approved product candidates. To date, we have primarily developed AMX0035 internally, with assistance from our network of contract research organizations, or CROs, and other advisors. This has resulted in increased research and development spending but has enabled us to manage AMX0035 efficiently through the development and manufacturing process.

We also expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. As a result, we may need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate sufficient revenue from product sales to sustain profitability, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies, royalty financings, or other strategic transactions. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances that our current operating plan will be achieved or that additional funding, if required, will be available on terms acceptable to us, or at all.

As of September 30, 2023, we had cash, cash equivalents and short-term investments of $355.0 million. We believe that the revenue we generate from commercial sales of AMX0035 in the U.S. and Canada and our existing cash, cash equivalents and short-term investments as of September 30, 2023, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least one year from the date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.

Impact of Macroeconomic Factors

The development of AMX0035 and any future product candidates could be disrupted and materially adversely affected in the future by any pandemic or calamity. In addition, economic uncertainty in various global markets, including in the U.S., Europe and the Middle East, caused by political instability and conflict, such as the ongoing conflicts in Ukraine and Israel, and economic challenges caused by global pandemics or other public health events, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine and effects of the Russian sanctions, the conflict in Israel, geopolitical tensions, record inflation or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

Components of Our Results of Operations

Product Revenue, Net

In June 2022, AMX0035 received marketing authorization with conditions as ALBRIOZA by Health Canada for the treatment of ALS, and we began commercially selling ALBRIOZA within Canada in July 2022. In September 2022, AMX0035 received regulatory approval as RELYVRIO by the FDA for the treatment of ALS, and we launched RELYVRIO in the U.S. in October 2022. Product revenue, net recognized during the three and nine months ended September 30, 2023 primarily relates to units of ALBRIOZA and RELYVRIO sold in Canada and the U.S., respectively. All product revenue, net recognized during the three and nine months ended September 30, 2022 relates to units of ALBRIOZA sold in Canada.

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
•
the successful receipt and related terms of regulatory approval from our MAA for ALBRIOZA for the treatment of ALS, if approved in the future by the European Commission;
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

Income Taxes

Income taxes are determined using the asset and liability approach. Deferred tax assets and liabilities represent future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and for tax attribute carryforwards using enacted tax rates expected to be in effect in the years in which the differences reverse. Realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2023, a portion of our valuation allowance has been reversed through the annual effective tax rate with respect to amounts we expect to realize through current year taxable income. We continue to maintain a full valuation allowance against all of our deferred tax assets not expected to be realized through current year taxable income based on management’s evaluation of all available evidence, including our history of incurring significant losses from operations. Our evaluation of all available evidence also includes consideration of regulatory approvals of and developments related to ALBRIOZA and RELYVRIO, including actual and forecasted revenues generated from the sale of these products. Given the early stage of our product commercialization, we are uncertain about the timing and amount of future sales. We may release all or a portion of the remaining valuation allowance in the near-term; however, the release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, our level of profitability, revenue growth, clinical program progression and expectations regarding future profitability.

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Product revenue, net	$102,693	$345	$102,348	29,666%
Operating expenses:
Cost of sales	5,218	172	5,046	2,934%
Research and development	30,037	24,914	5,123	21%
Selling, general and administrative	48,718	29,940	18,778	63%
Total operating expenses	83,973	55,026	28,947	53%
Income (loss) from operations	18,720	(54,681)	73,401	(134)%
Other income, net:
Interest income	4,179	601	3,578	595%
Other (expense) income, net	(488)	199	(687)	(345)%
Total other income, net	3,691	800	2,891	361%
Income (loss) before income taxes	22,411	(53,881)	76,292	(142)%
Provision (benefit) for income taxes	1,518	(125)	1,643	(1314)%
Net income (loss)	$20,893	$(53,756)	$74,649	(139)%

Product revenue, net

We began commercially selling ALBRIOZA within Canada in July 2022 and RELYVRIO within the U.S. in October 2022. For the three months ended September 30, 2023, we recorded approximately $102.7 million of product revenue, net primarily related to units of ALBRIOZA and RELYVRIO sold in Canada and the U.S., respectively. For the three months ended September 30, 2022, we recorded approximately $0.3 million of product revenue, net related to units of ALBRIOZA sold in Canada.

Cost of sales

Cost of sales were $5.2 million for the three months ended September 30, 2023, compared to $0.2 million for the three months ended September 30, 2022. During these periods, cost of sales consisted of costs to procure, manufacture and distribute our marketed products, RELYVRIO and ALBRIOZA. In addition, included in cost of sales are costs to manufacture our marketed products, which have been provided to patients at no cost to them through either our interim access program or patient assistance program. We expect these costs to continue into 2024, and to a lesser degree, indefinitely. As we expensed inventory costs incurred prior to the receipt of regulatory approvals to research and development expense, $2.9 million and less than $0.1 million of costs related to units recognized as revenue are not included in cost of sales for the three months ended September 30, 2023 and 2022, respectively. We expect cost of sales to increase and gross margin to decrease as we deplete these inventories. We expect to use the remaining pre-commercialization inventory for product sales into 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
AMX0035 – ALS	$12,955	$16,658	$(3,703)	(22)%
AMX0035 – PSP	1,571	—	1,571	*NM
Payroll and personnel-related	11,788	7,503	4,285	57%
Other	3,723	753	2,970	394%
	$30,037	$24,914	$5,123	21%

* NM - not meaningful

Research and development expenses were $30.0 million for the three months ended September 30, 2023, compared to $24.9 million for the three months ended September 30, 2022. During these periods, most of our research and development expenses were related to the development and clinical trials of AMX0035. The increase was primarily due to a $4.3 million increase in payroll and personnel-related costs, a $1.6 million increase in spending on AMX0035 for the treatment of PSP, and a $3.0 million increase in all other costs, offset by a $3.7 million decrease in spending on AMX0035 for the treatment of ALS. The increase in payroll and personnel-related costs was primarily due to an increase in the number of employees supporting research and development efforts. The increase in spending on AMX0035 for the treatment of PSP was primarily related to costs to support the initiation of the ORION

Phase 3 trial, and the increase in other costs were primarily due to an increase in preclinical development activities. The decrease in spending on AMX0035 for ALS was primarily related to a decrease in inventory expensed as research and development prior to obtaining regulatory approval. We expect to increase research and development for AMX0035 in other indications in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $48.7 million for the three months ended September 30, 2023 compared to $29.9 million for the three months ended September 30, 2022. The increase was primarily due to increases of $7.3 million in payroll and personnel-related costs, including stock-based compensation, $7.2 million in consulting and professional services, and $4.3 million in other expenses. The increase in payroll and personnel-related costs was primarily due to hiring additional personnel in commercial and general and administrative functions to support our growth, as well as ongoing commercialization preparation initiatives in the EU. The increases in consulting and professional services and other expenses were primarily due to an increase in spending for commercial activities, operations as a public company, and other expenses.

Other Income, Net

Interest Income

Interest income for the three months ended September 30, 2023 was $4.2 million compared to $0.6 million for the three months ended September 30, 2022. The increase was primarily attributable to favorable interest rates and higher investment balances driven by the proceeds received from our 2022 follow-on offering and cash receipts from sales of AMX0035.

Provision for income taxes

We recorded an income tax provision of $1.5 million and an income tax benefit of $0.1 million for the three months ended September 30, 2023 and 2022, respectively. The income tax provision (benefit) for these periods was primarily driven by the estimated annual effective tax rate for the year, as well as discrete income tax benefit of $0.1 million and zero during the three months ended September 30, 2023 and 2022, respectively. The income tax provision for the three months ended September 30, 2023 includes the release of a portion of our valuation allowance that has been reversed through the annual effective tax rate with respect to amounts expected to be realized through current year taxable income. Forecasts of current year taxable income are significantly impacted by a U.S. income tax law change in effect from January 1, 2022 that requires capitalization and amortization of all research and experimentation costs under Section 174 of the Internal Revenue Code. In the future, Congress may consider legislation that would defer the amortization requirement to later years, possibly with retroactive effect, which could have a material impact on the determination of current year taxable income.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Product revenue, net	$272,337	$345	$271,992	78,838%
Operating expenses:
Cost of sales	16,081	172	15,909	9,249%
Research and development	83,273	70,637	12,636	18%
Selling, general and administrative	136,115	86,284	49,831	58%
Total operating expenses	235,469	157,093	78,376	50%
Income (loss) from operations	36,868	(156,748)	193,616	(124)%
Other income, net:
Interest income	11,784	1,134	10,650	939%
Other (expense) income, net	(831)	138	(969)	(702)%
Total other income, net	10,953	1,272	9,681	761%
Income (loss) before income taxes	47,821	(155,476)	203,297	(131)%
Provision for income taxes	3,281	195	3,086	1583%
Net income (loss)	$44,540	$(155,671)	$200,211	(129)%

Product revenue, net

We began commercially selling ALBRIOZA within Canada in July 2022 and RELYVRIO within the U.S. in October 2022. For the nine months ended September 30, 2023, we recorded approximately $272.3 million of product revenue, net primarily related to units of ALBRIOZA and RELYVRIO sold in Canada and the U.S., respectively. For the nine months ended September 30, 2022, we recorded approximately $0.3 million of product revenue, net related to units of ALBRIOZA sold in Canada.

Cost of sales

Cost of sales were $16.1 million for the nine months ended September 30, 2023, compared to $0.2 million for the nine months ended September 30, 2022. During these periods, cost of sales consisted of costs to procure, manufacture and distribute our marketed products, RELYVRIO and ALBRIOZA, and royalty expense of $3.1 million and zero for the nine months ended September 30, 2023 and 2022, respectively. In addition, included in cost of sales are costs to manufacture our marketed products, which have been provided to patients at no cost to them through either our interim access program or patient assistance program. We expect these costs to continue into 2024, and to a lesser degree, indefinitely. As we expensed inventory costs incurred prior to the receipt of regulatory approvals to research and development expense, $9.8 million and less than $0.1 million of costs related to units recognized as revenue are not included in cost of sales for the nine months ended September 30, 2023 and 2022, respectively. We expect cost of sales to increase and gross margin to decrease as we deplete these inventories. We expect to use the remaining pre-commercialization inventory for product sales into 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
AMX0035 – ALS	$41,858	$47,338	$(5,480)	(12)%
AMX0035 – PSP	2,782	38	2,744	7,221%
Payroll and personnel-related	31,186	20,019	11,167	56%
Other	7,447	3,242	4,205	130%
	$83,273	$70,637	$12,636	18%

Research and development expenses were $83.3 million for the nine months ended September 30, 2023, compared to $70.6 million for the nine months ended September 30, 2022. During these periods, most of our research and development expenses were related to the development and clinical trials of AMX0035. The increase was primarily due to a $11.2 million increase in payroll and personnel-related costs, a $2.7 million increase in spending on AMX0035 for the treatment of PSP, and a $4.2 million increase in all other costs, offset by a $5.5 million decrease in spending on AMX0035 for the treatment of ALS. The increase in payroll and personnel-related costs was primarily due to an increase in the number of employees supporting research and development efforts. The increase in spending on AMX0035 for the treatment of PSP was primarily related to costs to support the initiation of the ORION Phase 3 trial. The increase in other costs were primarily due to an increase in preclinical development activities. The decrease in spending on AMX0035 was primarily related to a decrease in inventory expensed as research and development prior to obtaining regulatory approval. We expect to increase research and development for AMX0035 in other indications in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $136.1 million for the nine months ended September 30, 2023 compared to $86.3 million for the nine months ended September 30, 2022. The increase was primarily due to increases of $25.4 million in payroll and personnel-related costs, including stock-based compensation, $11.7 million in consulting and professional services, and $12.7 million in other expenses. The increase in payroll and personnel-related costs was primarily due to hiring additional personnel in commercial and general and administrative functions to support our growth, as well as ongoing commercialization preparation initiatives in the EU. The increases in consulting and professional services and other expenses were primarily due to an increase in spending for commercial activities, operations as a public company, and other expenses.

Other Income, Net

Interest Income

Interest income for the nine months ended September 30, 2023 was $11.8 million compared to $1.1 million for the nine months ended September 30, 2022. The increase was primarily attributable to favorable interest rates and higher investment balances driven by the proceeds received from our 2022 follow-on offering and cash receipts from sales of AMX0035.

Provision for income taxes

We recorded an income tax provision of $3.3 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively. The income tax provision for these periods was primarily driven by the estimated annual effective tax rate for the year, as well as discrete income tax benefit of $0.5 million and zero during the nine months ended September 30, 2023 and 2022, respectively. The income tax provision for the nine months ended September 30, 2023 includes the release of a portion of our valuation allowance that has been reversed through the annual effective tax rate with respect to amounts expected to be realized through current year taxable income. Forecasts of current year taxable income are significantly impacted by a U.S. income tax law change in effect from January 1, 2022 that requires capitalization and amortization of all research and experimentation costs under Section 174 of the Internal Revenue Code. In the future, Congress may consider legislation that would defer the amortization requirement to later years, possibly with retroactive effect, which could have a material impact on the determination of current year taxable income.

Liquidity and Capital Resources

Sources of Liquidity

In the second half of 2022, we began generating revenue from the sale of our approved drug product RELYVRIO, known as ALBRIOZA in Canada. To date, we have financed our operations primarily through revenue from the sale of our approved products, the sale and issuance of common stock, convertible preferred stock, convertible notes and grant agreements with the Grantors. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $355.0 million.

From inception through September 30, 2023, we have raised $669.0 million in aggregate proceeds, net of issuance costs, primarily from the issuance of common stock, convertible preferred stock, convertible notes and grant agreements. Based on our current operational plans and assumptions, we believe that the revenue we generate from commercial sales of AMX0035 in the U.S. and Canada and our existing cash, cash equivalents, and short-term investments, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months after the date of the filing of this Quarterly Report.

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
•
continue to commercialize AMX0035 (also known as ALBRIOZA in Canada and RELYVRIO in the U.S.) for the treatment of ALS in Canada and the U.S., and pursue launch of AMX0035 in other jurisdictions, if approved;
•
pursue investigational new drug applications, or NDAs, of AMX0035 for additional indications;
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

Cash Flows

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net cash used in operating activities	$(1,632)	$(130,174)	$128,542	(99)%
Net cash provided by (used in) investing activities	71,128	(10,808)	81,936	(758)%
Net cash provided by financing activities	3,313	199,627	(196,314)	(98)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(77)	(572)	495	(87)%
Net increase in cash, cash equivalents and restricted cash equivalents	$72,732	$58,073	$14,659	25%

Operating Activities

During the nine months ended September 30, 2023, operating activities used $1.6 million of cash, primarily resulting from our net income of $44.5 million and $27.6 million of non-cash stock-based compensation expense, offset by $7.4 million net accretion of discounts on investments and $67.2 million of net cash used by changes in our operating assets and liabilities.

Net cash used in our operating assets and liabilities primarily consisted of a $46.6 million increase in inventory capitalized during the period, a $14.0 million increase in accounts receivable, net, and a $7.6 million increase in prepaid expenses and other current assets.

During the nine months ended September 30, 2022, operating activities used $130.2 million of cash, primarily resulting from our net loss of $155.7 million, offset by $15.6 million of non-cash stock-based compensation expense and $9.8 million of net cash provided by changes in our operating assets and liabilities.

Net cash provided by our operating assets and liabilities primarily consisted of a $2.7 million increase in accounts payable and a $10.4 million increase in accrued expenses due to increased spending for external research and development to support our growth, offset by a $2.9 million increase in prepaid expenses and other current assets primarily due to timing of recognition of prepaid insurance.

Investing Activities

During the nine months ended September 30, 2023, net cash provided by investing activities was $71.1 million, resulting primarily from $246.2 million of investments that matured, partially offset by $174.2 million of purchases of short-term investments during the period.

During the nine months ended September 30, 2022, net cash used in investing activities was $10.8 million, resulting from $1.9 million of purchases of property and equipment and $154.3 million of purchases of short-term investments, offset by $145.4 million of investments that matured during the period.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $3.3 million. This amount consisted primarily of $3.4 million of proceeds from exercises of stock options and vesting of stock awards, net of employee taxes paid on these awards.

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

Contractual Obligations and Commitments

We enter into agreements in the normal course of business with CMOs for raw material purchases and manufacturing services. As of September 30, 2023, we had committed approximately $211.1 million under these agreements related to raw material purchases and manufacturing services, which are expected to be paid through 2028.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2023 and December 31, 2022, we had cash, cash equivalents and short-term investments of $355.0 million and $346.9 million, respectively. Our cash equivalents are invested primarily in bank deposits and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with vendors that are located outside of the United States. As a result, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2023 and 2022. However, inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel.

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

Our management, with the participation of our Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation, our Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
The regulatory approval processes of the FDA, Health Canada, the EMA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to maintain or obtain regulatory approval for AMX0035 or any future product candidates, our business will be substantially harmed. A finding that our global Phase 3 PHOENIX trial is insufficient to support current or additional marketing authorizations in ALS could lead the FDA or Health Canada to restrict or withdraw prior regulatory approvals for RELYVRIO or ALBRIOZA, respectively, or we could decide, after consultation with regulatory authorities, to voluntarily withdraw RELYVRIO or ALBRIOZA from the marketplace, or we may not be successful in obtaining marketing authorisation for AMX0035 from the EMA or other comparable foreign authorities.
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
•
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine and the conflict in Israel, and high inflation and rising interest rates, any of which could have a material adverse effect on our business, financial condition and results of operations.
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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have invested substantial resources into our product development efforts and toward the commercialization of RELYVRIO, which has been recently approved by the FDA, and ALBRIOZA, which has received marketing authorization with conditions from Health Canada, but we have only recently begun generating revenue from product sales to date in the U.S., Canada or elsewhere. We will also continue to incur significant research and development and other expenses related to clinical development, commercialization, approvals in additional jurisdictions and for additional indications, and ongoing operations. Since our inception, we have devoted the majority of our financial resources and efforts to research and development, including preclinical studies and our clinical trials, preparation for commercialization and, more recently, commercialization activities. Our financial condition and operating results, including our revenues, expenses and net income (loss), may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and may continue to have, an adverse effect on our stockholders’ equity and working capital. As of September 30, 2023, we had an accumulated deficit of $309.7 million. We may continue to incur significant losses and our financial results will be highly dependent upon successful commercial sales of RELYVRIO in the U.S. We will continue to incur expenses related to our research and development activities and pre-commercialization activities in Europe, among other things.

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
•
maintain regulatory approvals in the U.S. and Canada for RELYVRIO and ALBRIOZA, respectively, and seek to obtain regulatory approvals in the EU and other geographies for AMX0035 for the treatment of ALS, AD, Wolfram Syndrome, PSP and other indications that successfully complete clinical development;
•
experience any delays or encounter any issues with any of the above, including but not limited to completion of post-marketing requirements, the potential that regulators require additional data to support the approval of AMX0035 for ALS, failed studies, negative or mixed clinical trial results, safety issues or other regulatory challenges;
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

We are continuing to build out our infrastructure, including sales and marketing, distribution and manufacturing capabilities, for commercialization of AMX0035 in the U.S. and Canada. As of September 30, 2023, we had 374 full-time employees.

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

Our ability to remain profitable depends on our ability to generate revenue from our approved products, RELYVRIO in the U.S. and ALBRIOZA in Canada. Other than RELYVRIO in the U.S. and ALBRIOZA in Canada, we have not yet launched any other approved products for commercial sale and have only recently begun generating revenue from product sales. Successful commercialization will require achievement of many key milestones, which vary by jurisdiction and may include demonstrating safety and efficacy in clinical trials, obtaining and maintaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Even if we successfully launch and commercialize RELYVRIO in the U.S. and ALBRIOZA in Canada, we may be unable to maintain profitability, unless AMX0035 is approved in other jurisdictions or for additional indications. In June 2023, we announced that the CHMP of the EMA adopted a negative opinion on the MAA for conditional marketing authorisation of AMX0035 for the treatment of adults with ALS in the EU. Following our request for a formal re-examination in July 2023, the CHMP re-examined its initial opinion on the current application for conditional marketing authorisation and, in October 2023, the CHMP confirmed its initial negative opinion on the application. The CHMP opinion will be forwarded to the European Commission, which will adopt the final decision on the application. A decision is anticipated by the end of 2023. We continue to focus on the completion of our global PHOENIX Phase 3 clinical trial, which was initiated prior to our MAA submission and will provide additional data on the efficacy and safety profile of ALBRIOZA in adults living with ALS. If PHOENIX is supportive, we plan to seek approval in the EU as quickly as possible. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any future losses or if we might sustain profitability.

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

We have only relatively recently commenced our transition from a clinical-stage to a commercial-stage company. Our operations to date have been primarily limited to organizing, staffing and financing our company, raising capital, conducting research and development activities, including preclinical studies and clinical trials and preparing for and commencing commercialization of AMX0035. We have not yet demonstrated an ability to generate significant revenues on a sustained basis, or conduct sales and marketing activities necessary for successful longer term product commercialization. In June 2022, AMX0035 received marketing authorization with conditions from Health Canada for the treatment of ALS. One of the conditions of the marketing authorization in Canada is the provision of data from our ongoing PHOENIX trial and other additional planned or ongoing studies. In September 2022, AMX0035 received marketing authorization from the FDA for the treatment of ALS in adults. In June 2023, we announced that the CHMP of the EMA adopted a negative opinion on the application for conditional marketing authorisation of AMX0035 for the treatment of adults with ALS in the EU. Following our request for a formal re-examination in July 2023, the CHMP re-examined its initial opinion on the current application for conditional marketing authorisation and, in October 2023, the CHMP confirmed its initial negative opinion on the application The CHMP opinion will be forwarded to the European Commission, who will adopt the final decision on the application. A decision is anticipated by the end of 2023. We continue to focus on the completion of our global PHOENIX Phase 3 clinical trial, which was initiated prior to our MAA submission and will provide additional data on the efficacy and safety profile of ALBRIOZA in people living with ALS. If PHOENIX is supportive, we plan to seek approval in the EU as quickly as possible. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early commercial stage, especially pharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history with these activities.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to commercialize AMX0035 in jurisdictions in which it has received regulatory approval and to continue the clinical development of AMX0035 and the preclinical and clinical development of additional product candidates. If we are unable to obtain and maintain marketing approvals for AMX0035 or any other product candidates that we develop, including any indication for which we are developing or may develop AMX0035, we may require significant additional amounts of cash in order to continue to develop AMX0035 and any other product candidates and fund our operations. In addition, other unanticipated costs may arise in the course of our development and commercialization efforts. Because the design and outcome of our ongoing and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching, developing and commercializing AMX0035 for the treatment of ALS, AD, Wolfram syndrome, PSP and potential additional indications, as well as any other product candidates we may develop;
•
the timing of, and the costs involved in, obtaining and maintaining marketing approvals for AMX0035 for the treatment of ALS, AD, Wolfram syndrome, PSP and potential additional indications, and any other product candidates we may develop and pursue;
•
the number of other product candidates that we may pursue and their development requirements;
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

We cannot be certain that additional funding will be available on acceptable terms, or at all. As a result of the challenges caused by economic uncertainty in various global markets due to geopolitical instability and conflict, including the ongoing conflicts in Ukraine and Israel, the global credit and financial markets have experienced in recent periods significant volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, high rates of inflation and interest rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive.

We have no committed source of additional capital and if we are unable to raise additional capital, if needed, in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of AMX0035 or any future product candidates or other research and development initiatives. We may need to seek collaborators for AMX0035 and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to AMX0035 and any other product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of our common stock to decline.

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

We expect our expenses to continue to increase in connection with our planned operations. Unless and until we can generate a substantial amount of revenue on a sustained basis and sustain profitability from AMX0035 or any future product candidates, we may be required to finance our future cash needs through public or private equity offerings, royalty-based or debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, your ownership interest may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Securing financing could also require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development and commercialization of AMX0035 or any future product candidates.

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

We recently launched ALBRIOZA in Canada and RELYVRIO in the U.S. and, following potentially supportive results from the PHOENIX trial, we also intend to commercialize AMX0035 in the EU, if approved, with specialized teams, given the relative rarity of ALS and certain of the other indications we are targeting. We are currently continuing to build the global marketing and sales team for the marketing, sales and distribution of AMX0035 and any future product candidates, if approved. In order to successfully commercialize AMX0035 for the treatment of ALS, AD, Wolfram Syndrome, PSP and other indications, or any of our future product candidates that may be approved, we must build, on a territory-by-territory basis, marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so.

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
•
the inability of sales personnel to obtain access to physicians to prescribe AMX0035 or any other product that we may develop and gets approved;
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

The market for AMX0035 for ALS, AD, Wolfram syndrome, PSP and other neurodegenerative diseases and for any other product candidates we may develop may be smaller than we expect.

We focus our research and product development on treatments of neurodegenerative diseases. We base our market opportunity estimates on a variety of factors, including our estimates of the number of people who have these diseases, the potential scope of our approved product labels, the subset of people with these diseases who have the potential to benefit from treatment with AMX0035 or any future product candidates, various pricing scenarios, and our understanding of reimbursement policies for rare diseases in particular countries. These estimates are based on many assumptions and may prove incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. Estimating market opportunities can be particularly challenging for rare indications, such as the ones we currently address, as epidemiological data is often more limited than for more prevalent indications and can require additional assumptions to assess potential patient populations. For example, as we continue to commercialize RELYVRIO in the U.S., ALBRIOZA in Canada and begin to market AMX0035, if approved, in other jurisdictions, and learn more about market dynamics and engage with regulators on additional potential marketing approvals, our view of our products’ initial potential market opportunity will become more refined. For example, we are now initially focused primarily on the annual incidence of ALS. This means the initial market opportunity for AMX0035 and any future product candidates may be smaller than the total addressable market opportunity that could be achieved over time. If we are unable to successfully commercialize AMX0035 or any future product candidates with attractive market opportunities, our future product revenues may be smaller than anticipated, and our business may suffer. Patient identification efforts also influence the ability to address a patient population. If efforts in patient identification are unsuccessful or less impactful than anticipated, for instance, because of a lack of diagnostic initiatives, inadequate disease awareness among healthcare professionals, or otherwise, we may not address the entirety of the opportunity we are seeking. As a result, patients may be difficult to identify and access, the addressable patient population in the U.S., Canada, the EU and elsewhere may turn out to be lower than expected, or patients may not be otherwise amenable to treatment with our products, all of which would adversely affect our business, financial condition, results of operations and prospects.

AMX0035 may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or remain profitable.

Even if AMX0035 for the treatment of any indication, or any other product candidate of ours, is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians may be reluctant to add AMX0035 or another product to their patients’ treatment regimen, or may cease to add AMX0035 or such product to their patients’ treatment regimen. Further, patients often acclimate to the treatment regime they are currently taking and do not want to add additional treatments unless their physicians recommend it. Further, they may be unable to add AMX0035 or such other product to their treatment regimen due to lack of coverage and adequate reimbursement. In addition, even if we are able to demonstrate our product candidates’ safety and efficacy to Health Canada, the FDA, the EMA and other regulators, safety or efficacy concerns in the medical community may hinder market acceptance. Our ability to proactively educate health care professionals and patients may be limited based on the marketing restrictions in a given jurisdiction, specifically as they relate to the particular labeling approved by the applicable health authority.

Efforts to educate the medical community and third-party payors on the benefits of our current and any future product candidates may require significant resources, including management time and financial resources, and may not be successful. If AMX0035 or any future product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not remain profitable. The degree of market acceptance of AMX0035 and any other product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Off-label use for the treatment of ALS with PB, which is available as a generic drug, along with the potential sale in some jurisdictions of TURSO expose us to additional risks that could reduce or eliminate the commercial opportunity for AMX0035.

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

If the FDA, Health Canada, the EMA or other comparable foreign regulatory authorities approve generic versions of AMX0035 or any other product candidate of ours that receives regulatory approval, or such authorities do not grant our products appropriate periods of non-patent exclusivity before approving generic versions of such products, the sales of such products could be adversely affected.

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

AMX0035 or any other product candidates for which we, or any future collaborators, obtain regulatory approval will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. AMX0035 and any future product candidates, if approved, could be subject to post-marketing restrictions, requirements or withdrawal from the market and we, or any future collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

AMX0035 received approval by the FDA for the treatment of ALS in adults (known as RELYVRIO) in September 2022 and marketing authorization with conditions by Health Canada for the treatment of ALS (known as ALBRIOZA) in June 2022. Following our request for a formal re-examination in July 2023, CHMP re-examined its initial opinion on the current MAA for conditional marketing authorisation of AMX0035 for the treatment of ALS (known as ALBRIOZA) in the EU and, in October 2023, CHMP confirmed its initial negative opinion on the application. The CHMP opinion will be forwarded to the European Commission, who will adopt the final decision on the application. A decision is anticipated by the end of 2023. We may continue to seek approval of AMX0035 in the EU and additional jurisdictions and in additional indications. AMX0035 or any future product candidates for which we, or any future collaborators, obtain regulatory approval, as well as the manufacturing processes, post-approval studies, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA, Health Canada, the EMA and other applicable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the U.S. We and our contract manufacturers will also be subject to user fees and periodic inspection by regulatory authorities to monitor compliance with these requirements and the terms of any product approval we may obtain. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indications or uses for which the product may be marketed or to the conditions of approval, including the requirement in the U.S. to implement a Risk Evaluation and Mitigation Strategy, or REMS.

The FDA, Health Canada, the EMA and other regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. For example, as part of our approval of RELYVRIO in the U.S., we have post-marketing requirements to conduct carcinogenicity studies in mice and rats, drug-drug interaction studies in human volunteers, and studies in subjects with kidney or liver impairment. Additionally, the FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use. However, companies generally may share truthful and not misleading information that is otherwise consistent with a product’s approved labeling. If we, or any future collaborators, do not market AMX0035 or any of our future product candidates for which we, or they, receive regulatory approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing if it is alleged that we are doing so. Violation of laws and regulations relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws, including the False Claims Act and any comparable foreign laws. In the EU, the direct-to-consumer advertising of prescription-only medicinal products is prohibited. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public, if approved, and may also impose limitations on our promotional activities with health care professionals.

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

Moreover, increasing efforts by governmental and other third-party payors in the U.S., Canada, the EU, and other foreign jurisdictions to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for AMX0035 or any future product candidates. There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. We expect to experience pricing pressures in connection with the sale of AMX0035 or any future product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other information processing worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or, EEA, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, and similarly, processing of personal data regarding individuals in the United Kingdom, or the UK, including personal health data, is subject to the UK General Data Protection Regulation and the UK Data Protection Act 2018, or, collectively the UK GDPR, and together with the EU GDPR, the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining the consent of the individuals to whom the personal data relates, providing detailed information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA/UK that are not considered by the European Commission and the UK government as providing “adequate” protection to personal data, including the U.S., and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the U.S. Such transfers of personal data outside of the EEA and UK are prohibited unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) has

been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA/UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA/UK personal data is transferred and which service providers we can utilize for the processing of EEA/UK personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position. The GDPR also permits data protection authorities to require the destruction of improperly gathered or used personal information and or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or €20 million (£17.5 million under the UK GDPR), whichever is greater and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Although the UK is regarded as a third country under the EU GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR, or Adequacy Decision, and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK Government has introduced a Data Protection and Digital Information Bill, or UK Bill, into the UK legislative process to reform the UK’s data protection regime, and if passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regimes and threaten the UK Adequacy Decision from the European Commission, which may lead to additional compliance costs for us and could increase our overall risk. It is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. Although the EU GDPR and the EU GDPR currently impose substantially similar obligations, it is possible that over the time the UK GDPR could become less aligned with the EU GDPR. In addition, EU member states have adopted national laws to supplement the EU GDPR, which may partially deviate from the EU GDPR, and the competent authorities in the EU Member States may interpret EU GDPR obligations slightly differently from country to country, such that we do not expect to operate in a uniform legal landscape in the EEA with respect to data protection regulations. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to the handling of European personal data and our privacy and data security compliance programs could require us to implement different compliance measures for the UK and EEA.

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

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

We recently received approval from the FDA for RELYVRIO for the treatment of ALS in adults and marketing authorization with conditions from Health Canada for ALBRIOZA for the treatment of ALS. Following our request for a formal re-examination in July 2023, CHMP re-examined its initial opinion on the current MAA for conditional marketing authorisation for ALBRIOZA for the treatment of ALS in the EU and, in October 2023, CHMP confirmed its initial negative opinion on the application. The CHMP opinion will be forwarded to the European Commission, who will adopt the final decision on the application. A decision is anticipated by the end of 2023. Accordingly, we are investing the majority of our efforts and financial resources in the further development and commercialization of our product candidate, AMX0035, for the treatment of ALS and other diseases. Successful continued development and additional regulatory approvals of AMX0035 for our initial and potential additional indications is critical to the future success of our business. We will need to have sufficient funds for, and successfully enroll and complete, our clinical development of AMX0035 for the treatment of ALS, AD, Wolfram Syndrome, PSP and other indications. The future regulatory and commercial success of AMX0035 or any future product candidates are subject to a number of risks, including the following:

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

•
successfully conducting commercial sales of RELYVRIO in the U.S., ALBRIOZA in Canada and AMX0035 or any future product candidates, if and when approved in other jurisdictions;
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

The delay or denial of regulatory approval, inability to maintain regulatory approval, inability to complete post-marketing requirements and post-market obligations, or the requirement to resubmit any marketing application with additional data or information for AMX0035 in any jurisdiction could mean that we need to delay or even cease operations, and a delay in obtaining or inability to maintain such approval would delay commercialization of AMX0035 and adversely impact our ability to generate revenue, our business and our results of operations.

If we are not successful in commercializing AMX0035, or are significantly delayed in doing so, our business will be materially harmed, and we may need to curtail or cease operations. The research, testing, manufacturing, labeling, approval, sale, marketing, distribution and post-market obligations of drug products are subject to extensive regulation by the FDA, Health Canada, the EMA, and other regulatory agencies in the U.S. and other countries, and such regulations differ from country to country. We are not permitted to market AMX0035 until we receive approval or marketing authorization from the relevant regulatory authority. In September 2022, we received approval from the FDA for AMX0035 (RELYVRIO) for the treatment of ALS in adults and, as part of our approval of RELYVRIO in the U.S., we have post-marketing requirements to conduct carcinogenicity studies in mice and rats, drug-drug interaction studies, and studies in patients with kidney or liver impairment. We also received marketing authorization with conditions from Health Canada for AMX0035 (ALBRIOZA) for the treatment of ALS. One of the conditions of the approval in Canada is the provision of data from our ongoing PHOENIX trial and additional planned or ongoing studies. We are also actively pursuing regulatory approval of AMX0035 (ALBRIOZA) for the treatment of ALS in the EU and in June 2023, we announced that the CHMP of the EMA adopted a negative opinion on the application for conditional marketing authorisation. Following our request for a formal re-examination in July 2023, the CHMP re-examined its initial opinion on the current MAA for conditional marketing authorisation and, in October 2023, the CHMP confirmed its initial negative opinion on the application. The CHMP opinion will be forwarded to the European Commission, which will adopt the final decision on the application. A decision is anticipated by the end of 2023. If PHOENIX is supportive, we plan to seek approval of AMX0035 for the treatment of ALS in the EU as quickly as possible. It is possible that we may be unable to successfully achieve EMA approval.

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

Under the FDA’s combination rule, the FDA may not file or approve an NDA for a fixed-dose combination product unless each component of a proposed drug product is shown to make a contribution to the claimed effects and the dosage of each component (amount, frequency, duration) is safe and effective for the intended population. To satisfy these requirements, the FDA typically requires a clinical factorial study, designed to assess the effects attributable to each drug in the combination product. This is particularly true when the ingredients are directed at the same sign or symptom of the disease or condition.

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

The regulatory approval processes of the FDA, Health Canada, the EMA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to maintain or obtain regulatory approval for AMX0035 or any future product candidates, our business will be substantially harmed. A finding that our global Phase 3 PHOENIX trial is insufficient to support current or additional marketing authorizations in ALS could lead the FDA or Health Canada to restrict or withdraw prior regulatory approvals for RELYVRIO or ALBRIOZA, respectively, or we could decide, after consultation with regulatory authorities, to voluntarily withdraw RELYVRIO or ALBRIOZA from the marketplace, or we may not be successful in obtaining regulatory approval in the EU.

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the U.S., Canada, or the EU without obtaining regulatory approval from the FDA, Health Canada, or the EMA, respectively. Regulatory authorities in other jurisdictions may have similar requirements. The time required to obtain approval by the FDA, Health Canada, the EMA and other comparable foreign regulatory authorities is unpredictable, and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. The FDA in any approval needs to determine that there is substantial evidence of effectiveness. This finding can be substantiated based on two adequate and well-controlled studies, or in certain circumstances on a single, large, multicenter, adequate and well-controlled study that is very persuasive or from a single adequate and well-controlled study together with confirmatory evidence. FDA regulations and guidance also allow for greater flexibility and tolerance for uncertainty in the context of rare and fatal diseases. In June 2022, we obtained marketing authorization with conditions for AMX0035 (ALBRIOZA) in Canada and in September 2022, we received approval from the FDA for AMX0035 (RELYVRIO) in the U.S. While we have received approval from the FDA and marketing authorization with conditions from Health Canada, and have submitted an MAA to the EMA, to date, we have not submitted any other similar drug approval submissions to comparable foreign regulatory authorities for AMX0035 or any other product candidate. In June 2023, we announced that the CHMP of the EMA adopted a negative opinion on the MAA for conditional marketing authorisation of AMX0035 (ALBRIOZA), for the treatment of adults with ALS in the EU. Following our request for a formal re-examination in July 2023, the CHMP re-examined its initial opinion on the current application for conditional marketing authorisation and, in October 2023, the CHMP confirmed its initial negative opinion on the application. A decision is anticipated by the end of 2023.

One of the conditions of the marketing authorization in Canada is the provision of data from our ongoing global PHOENIX Phase 3 clinical trial. There is no guarantee that Health Canada will accept the data from our PHOENIX trial as satisfying the conditions and grant a marketing authorization without conditions for ALBRIOZA for the treatment of ALS. Health Canada could require us to make further undertakings with respect to confirmatory clinical trials if it is not satisfied with the data from the PHOENIX trial, in order for AMX0035 to continue to be marketed in Canada. Additionally, the data may not support resubmission of the MAA for AMX0035 for the treatment of ALS in the EU.

Our approval of RELYVRIO by the FDA was granted following a positive recommendation for approval at the second virtual meeting of the Advisory Committee held on September 7, 2022. The Advisory Committee initially met on March 30, 2022 and voted 4 (yes) and 6 (no) on the question of whether the data from our randomized, controlled Phase 2 CENTAUR trial and OLE established a conclusion that AMX0035 is effective in the treatment of patients with ALS. At the second meeting of the Advisory Committee, the Advisory Committee voted 7 (yes) to 2 (no) in response to the question of whether available evidence of effectiveness is sufficient to support approval of AMX0035 for the treatment of ALS, taking into account the unmet need in ALS, the status of the ongoing PHOENIX trial and the seriousness of ALS. Although the FDA subsequently approved RELYVRIO for the treatment of ALS in adults, at this meeting and the previous Advisory Committee meeting, the FDA presented concerns regarding choices of statistical models for the prespecified primarily analysis and the interpretability of the survival results included in our marketing application. Other regulatory authorities may present similar concerns regarding our data when reviewed to support marketing applications for AMX0035 for the treatment of ALS. For example, the CHMP of the EMA confirmed its initial negative opinion on the MAA for conditional marketing authorisation of AMX0035 for the treatment of adults with ALS in the EU relating to the sufficiency of the clinical data in CENTAUR to support approval. If we experience delays in obtaining and maintaining regulatory approval or if we fail to obtain or maintain such approvals, the commercial prospects for AMX0035 may be harmed and our ability to generate revenues or obtain additional approvals and the value of our common stock will be materially impaired.

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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial data in clinical trials may not be indicative of results obtained when such trials are completed. There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of AMX0035 or any future product candidates. In addition, the clinical results seen in the CENTAUR trial may not be repeated in our global Phase 3 PHOENIX clinical trial, which may materially impact our ability to obtain authorization without conditions for ALBRIOZA in Canada, to maintain our approval for RELYVRIO in the U.S., to seek approval in the EU and continue development of AMX0035 for additional indications or of future product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

We plan to conduct several clinical trials for AMX0035 in parallel over the next several years, including clinical trials in patients with ALS and other indications, which may make our decision as to which indication to prioritize more difficult. As a result, we may forgo or delay pursuit of opportunities with other indications that we believe could have had greater commercial potential or likelihood of success. In addition, we are continuing to evaluate plans to explore the use of AMX0035 in patients with AD, Wolfram syndrome, PSP and other indications, and other product candidates in ALS and additional neurodegenerative diseases. However, we may focus on or pursue one or more of our target indications over other potential indications and product candidates and such development efforts may not be successful, which would cause us to delay the clinical development and approval of AMX0035, and other product candidates. Furthermore, research activities to identify additional indications for AMX0035 require substantial technical, financial, and human resources. We may not successfully develop these additional modifications for chemistry-related, stability-related, or other reasons. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for specific indications or formulations of AMX0035 or other product candidates may not yield any commercially viable products.

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

We have received approval for AMX0035 (RELYVRIO) in the U.S. and marketing authorization with conditions for AMX0035 (ALBRIOZA) in Canada. Regulatory authorities in jurisdictions outside of the U.S. have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions and such regulatory requirements can vary widely from country to country. Obtaining other regulatory approvals and compliance with other regulatory requirements could result in significant delays, difficulties and costs for us and could require additional preclinical studies or clinical trials, which could be costly and time-consuming and could delay or prevent the introduction of our products in certain countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have any product candidates approved for sale in any jurisdiction except the U.S. and Canada, and we do not have experience in obtaining regulatory approval in international markets outside of Canada. If we fail to comply with the regulatory requirements in international markets and/or obtain and maintain applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of AMX0035 or any future product candidates will be harmed.

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

We currently engage third-party manufacturers to provide the APIs of AMX0035 and for the final drug product formulation of AMX0035 that is being used in our clinical trials and for expanded access and commercial supply, and we engage separate third-parties for the blending and packaging of finished clinical materials. We must be able to demonstrate comparability of drug substance across suppliers along with stability data across suppliers. We currently rely on a single manufacturer to supply one of our APIs and a separate manufacturer to supply the other. Although we believe that there are several potential alternative manufacturers who could manufacture each of the APIs in AMX0035, we may incur added costs and delays in identifying and qualifying any such replacement. In addition, we typically order raw materials and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. Moreover, the extent to which geopolitical events or global health crises, such as the COVID-19 pandemic, may impact our ability to procure sufficient supplies for the development of AMX0035, and any future products and product candidates will depend on whether the economic challenges caused by such events continue to impact the global economy and supply chains, among many other factors. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of AMX0035 or any future product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of AMX0035, and the costs of manufacturing could be prohibitive.

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
•
limitations on supply availability resulting from capacity and scheduling constraints of third-parties, or as a result of economic or political developments, including the ongoing conflicts in Ukraine and Israel and global economic instability;
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

We are subject to risks related to public health crises. For instance, from 2020 through 2022, we experienced certain impacts of the COVID-19 pandemic, including alterations to our preclinical and clinical trial activities, such as scheduling certain work off-site and performing off-site assessments. There can be no guarantee we will not experience other impacts in the future, such as being forced to further delay or pause enrollment, experiencing potential interruptions to our supply chain, facing difficulties or additional costs in enrolling patients in future clinical trials or being able to achieve full enrollment of our studies within the timeframes we anticipate, or at all.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts, including the conflict between Russia and Ukraine and the conflict in Israel, and high inflation and rising interest rates, any of which could have a material adverse effect on our business, financial condition and results of operations.

U.S. and global markets are experiencing volatility and disruption caused by economic uncertainty, including as a result of the ongoing Russia-Ukraine conflict and the effects of sanctions imposed on Russia as a result of the conflict, as well as the recent conflict in Israel and the Gaza Strip. In February 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has contributed to record inflation globally. In addition, global markets may experience additional disruptions as a result of the current armed conflict in Israel and the Gaza Strip, with Israel having declared war on Hamas, a U.S. designated Foreign Terrorist Organization, due to recent attacks. We are continuing to monitor inflation, the situations in Ukraine and Israel and global capital markets and assessing their potential impact on our business, including the impact on the supply chains we rely on for the manufacture of AMX0035 or other future product candidates.

Although, to date, our business has not been materially impacted by the events described above, geopolitical tensions, or record inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the conflicts in Ukraine and Israel, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks we face.

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

Our success depends, and will likely continue to depend, upon our ability to hire and retain the services of our current executive officers, principal consultants and others. We have entered into employment agreements with our current executive officers, but they may terminate their employment with us at any time. The loss of their services might impede the achievement of our research, development and commercialization objectives.

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

As of September 30, 2023, we had 374 full-time employees. Our focus on the development of AMX0035 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop AMX0035 or to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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
•
general political, geographical, and economic conditions, including the impact of global health crises such as the COVID-19 pandemic, historically high inflation, rising interest rates and the ongoing conflict in Ukraine; and
•
other events or factors, many of which are beyond our control.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, increases in the rate of inflation and interest rates and uncertainty about economic stability, including most recently in connection with the COVID-19 pandemic and the conflict in Ukraine. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events such as the conflicts in Ukraine and Israel. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 6, 2023, we had outstanding 67,517,753 shares of common stock, which may be resold in the public market immediately without restriction, unless held by our affiliates. Moreover, holders of approximately 10.6 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, the following officers or directors of the Company (as defined in Rule 16a-1(f)) adopted the following trading plans for the sale of our common stock pursuant to the terms of the applicable plan; such plans are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c)(1) of the Exchange Act:

•
George Milne, a member of our board of directors, adopted a new Rule 10b5-1 trading plan on September 15, 2023, which is scheduled to expire on December 1, 2024. The aggregate number of shares of our common stock authorized to be sold under this new arrangement is 106,000.

No other director or officer has adopted or terminated any non-Rule 10b5-1 trading arrangements during the quarter ended September 30, 2023.

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

AMYLYX PHARMACEUTICALS, INC.

Date: November 9, 2023	By:	/s/ Joshua B. Cohen
Joshua B. Cohen
Co-Chief Executive Officer

	By:	/s/ James M. Frates
James M. Frates
Chief Financial Officer