Form 10-Q
period 2024-03-31
Amylyx Pharmaceuticals, Inc.
filed 2024-05-09
CIK 1658551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(617) 682-0917

(Registrant’s telephone number, including area code)

Not Applicable

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

As of April 30, 2024, the registrant had 68,005,749 shares of common stock, $0.0001 par value per share, outstanding.

AMYLYX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, express or implied statements about:

•
our ability to obtain regulatory approvals of AMX0035 in Wolfram syndrome, or WS, progressive supranuclear palsy, or PSP, or any other indications, our ability to obtain regulatory approval of AMX0114 in ALS, and our ability to obtain regulatory approval for any other current or future product candidates;
•
our ability to successfully commercialize and market our product candidates, if approved, and the timing of any commercialization and marketing efforts;
•
our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately and to produce sufficient quantities of clinical and, if needed, commercial supplies;
•
the market size, opportunity, demand and growth potential for AMX0035, AMX0114 and any future product candidates, if approved;
•
our ability to build and maintain our own sales and marketing capabilities, or seek collaborative partners, to commercialize AMX0035 and any other current or future product candidates, if approved;
•
our ability to obtain funding for our operations;
•
the timing to implement our restructuring plan and our ability to refocus our operations on our revised priorities;
•
the initiation, timing, progress and results of our research and development activities, preclinical studies and clinical trials, including our Phase 3 global clinical trial of AMX0035 for the treatment of PSP known as the ORION trial, and our Phase 2 clinical trial of AMX0035 for the treatment of WS known as the HELIOS trial;
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
•
our ability to identify, evaluate, in-license and develop additional products or product candidates to complement our existing pipeline;
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
•
the effect of global financial and economic conditions and geopolitical events, including heightened and fluctuating interest rates and inflation, foreign exchange fluctuations, particularly the Pound Sterling to U.S. Dollar, the risk of economic slowdown or recession in the United States, instability in the banking system, overall market volatility in the United States or the United Kingdom, including as a result of, among other factors, the ongoing war between Russia and Ukraine, the Israel-Hamas war and escalating conflict in the Middle East, the upcoming presidential election in the United States or similar events, on our business; and
•
other statements about future events, including those listed under the section titled “Risk Factors”.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$170,552	$170,201
Short-term investments	202,741	201,161
Accounts receivable, net	20,351	40,050
Inventories	—	38,323
Prepaid expenses and other current assets	16,890	14,931
Total current assets	410,534	464,666
Property and equipment, net	2,459	2,686
Restricted cash equivalents	719	719
Operating lease right-of-use assets	3,252	3,725
Long-term inventories	—	44,957
Other assets	493	701
Total assets	$417,457	$517,454
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,453	$22,061
Accrued expenses	67,874	57,724
Operating lease liabilities, current portion	2,312	2,257
Total current liabilities	91,639	82,042
Operating lease liabilities, net of current portion	1,382	1,980
Total liabilities	93,021	84,022
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 67,975,587 and 67,707,432 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	748,248	738,177
Accumulated deficit	(423,742)	(304,949)
Accumulated other comprehensive (loss) income	(77)	197
Total stockholders’ equity	324,436	433,432
Total liabilities and stockholders’ equity	$417,457	$517,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Product revenue, net	$88,643	$71,428
Operating expenses:
Cost of sales	5,945	5,283
Cost of sales - inventory impairment and loss on firm purchase commitments	110,461	—
Research and development	36,608	24,192
Selling, general and administrative	57,759	44,006
Total operating expenses	210,773	73,481
Loss from operations	(122,130)	(2,053)
Other income, net:
Interest income	4,326	3,718
Other expense, net	(747)	(262)
Total other income, net	3,579	3,456
(Loss) income before income taxes	(118,551)	1,403
Provision (benefit) for income taxes	242	(170)
Net (loss) income	$(118,793)	$1,573

Net (loss) income per share
Basic	$(1.75)	$0.02
Diluted	$(1.75)	$0.02
Weighted-average shares used in computing net (loss) income per share
Basic	67,854,356	66,717,271
Diluted	67,854,356	70,863,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(118,793)	$1,573
Other comprehensive loss (income)
Foreign currency translation (loss) gain	(158)	79
Net unrealized (loss) gain on available-for-sale securities	(116)	32
Other comprehensive (loss) income	(274)	111
Comprehensive (loss) income	$(119,067)	$1,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	67,707,432	$7	$738,177	$197	$(304,949)	$433,432
Issuance of common stock upon exercise of stock options	49,618	—	147	—	—	147
Issuance of common stock upon vesting of RSUs	218,537	—	—	—	—	—
Stock-based compensation expense	—	—	9,924	—	—	9,924
Other comprehensive loss	—	—	—	(274)	—	(274)
Net loss	—	—	—	—	(118,793)	(118,793)
Balance as of March 31, 2024	67,975,587	$7	$748,248	$(77)	$(423,742)	$324,436

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	66,512,011	$7	$694,906	$(86)	$(354,220)	$340,607
Issuance of common stock upon exercise of stock options	451,298	—	2,777	—	—	2,777
Issuance of common stock upon vesting of RSUs	132,294	—	—	—	—	—
Stock-based compensation expense	—	—	7,580	—	—	7,580
Other comprehensive loss	—	—	—	111	—	111
Net income	—	—	—	—	1,573	1,573
Balance as of March 31, 2023	67,095,603	$7	$705,263	$25	$(352,647)	$352,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities:
Net (loss) income	$(118,793)	$1,573
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	9,924	7,501
Depreciation expense	315	204
Accretion of investment discounts, net	(2,582)	(2,903)
Inventory impairment and loss on firm purchase commitments	110,461	—
Other non-cash items	22	—
Changes in operating assets and liabilities:
Accounts receivable, net	19,698	(2,249)
Inventories	(9,253)	(13,303)
Interest receivable	117	253
Prepaid expenses and other current assets	(2,104)	(2,882)
Operating lease right-of-use assets	473	436
Other assets	204	—
Accounts payable	(652)	4,611
Accrued expenses	(7,776)	2,178
Operating lease liabilities	(543)	(491)
Net cash used in operating activities	(489)	(5,072)
Cash flows provided by investing activities:
Purchases of property and equipment	(67)	(250)
Purchases of investments	(73,114)	(9,756)
Proceeds from maturities of short-term investments	74,000	66,000
Net cash provided by investing activities	819	55,994
Cash flows (used in) provided by financing activities:
Follow-on offering costs paid	—	(136)
Proceeds from exercise of stock options and RSUs vesting	1,446	3,539
Withholding taxes paid on stock-based awards	(1,315)	(2,363)
Net cash provided by financing activities	131	1,040
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(110)	75
Net increase in cash, cash equivalents and restricted cash equivalents	351	52,037
Cash, cash equivalents and restricted cash equivalents, beginning of period	170,920	63,245
Cash, cash equivalents and restricted cash equivalents, end of period	$171,271	$115,282
Supplemental disclosure of cash flow information:
Taxes withheld on stock-based awards included in accrued expenses	$9	$22
Purchases of property and equipment included in accounts payable	$63	$—
Income taxes paid	$275	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business

Amylyx Pharmaceuticals, Inc., together with its wholly owned subsidiaries, known as Amylyx or the Company, is a biotechnology company with a mission to end the suffering caused by neurodegenerative diseases. The Company is investigating AMX0035 in diseases where endoplasmic reticulum, or ER, and mitochondrial stress are implicated, including progressive supranuclear palsy, or PSP, and Wolfram syndrome, or WS. The Company dosed the first participant in the HELIOS trial, a Phase 2 trial of AMX0035 for the treatment of WS, in April 2023. The Company dosed the first participant in the ORION trial, a Phase 3 trial of AMX0035 for the treatment of PSP, in December 2023. The Company is also advancing additional drug candidates developed by Amylyx for neurodegenerative diseases including AMX0114, a potent antisense oligonucleotide targeting inhibition of Calpain-2, a key contributor to the axonal (also known as Wallerian) degeneration pathway. Preclinical studies completed to date have shown that AMX0114 achieves potent, dose-dependent, and durable knockdown of CAPN2 mRNA expression and Calpain-2 protein levels in human motor neurons. In preclinical efficacy studies, treatment with AMX0114 reduced extracellular neurofilament light chain levels following neurotoxic insult in induced pluripotent stem cell (iPSC)-derived human motor neurons, and improved survival of iPSC-derived human motor neurons harboring ALS-linked, pathogenic TDP-43 mutations. Neurofilament is a broadly researched biomarker in ALS. The Company plans to file an investigational new drug (IND) application, then initiate a multiple ascending dose clinical trial of AMX0114 in people living with ALS in the second half of 2024.

On April 4, 2024, the Company announced it started a process with the U.S. Food and Drug Administration, or the FDA, and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ (AMX0035) for amyotrophic lateral sclerosis, or ALS, and remove the product from the market in the U.S. and Canada based on topline results from the global Phase 3 PHOENIX trial, which failed to meet its prespecified primary and secondary endpoints. The Company will continue to collect available data on survival and to share learnings from PHOENIX to help inform future ALS research. Amylyx is planning to wind down the Open Label Extension by the end of 2024. Separately, the PHOENIX survival data collection efforts will continue at the encouragement of ALS specialists.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, the outcome of preclinical studies and clinical trials, potential difficulties with or delays in timing with respect to regulatory approval processes, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, ability to secure additional capital to fund operations, and risks associated with the economic challenges caused by economic uncertainty in various global markets caused by geopolitical instability and conflict. The Company and its contractors may experience disruptions in supply of items that are essential for its research and development activities, including, for example, raw materials and bulk drug substances that the Company imports from Europe and Canada used in the manufacturing of AMX0035, and any additional or future product candidates.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023 and the notes thereto, which are included in the Company’s most recent Annual Report on Form 10-K. Since the date of those consolidated financial statements, there have been no material changes to its significant accounting policies.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the U.S., or GAAP, and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company's management, all normal and recurring adjustments necessary for a fair presentation have been reflected. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: gross-to-net, or GTN, adjustments; recoverability of inventories; accrued expense and research and development expenses.

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

	Three Months Ended March 31,
	2024	2023
Product revenue, gross	$113,660	$84,553
GTN adjustments	(25,017)	(13,125)
Product revenue, net	$88,643	$71,428

The activity and ending reserve balance for GTN adjustments were as follows for the three months ended March 31, 2024 and 2023 (in thousands):

	Chargebacks and Cash Discounts	Medicaid and Medicare Rebates	Other Rebates, Returns, Discounts and Adjustments	Total
Ending balance at December 31, 2023	$3,143	$4,946	$11,073	$19,162
Provision related to sales in the current year	4,983	3,504	19,288	27,775
Adjustments related to prior period sales	(1,696)	—	(1,062)	(2,758)
Credits and payments made	(5,784)	(2,201)	(5,246)	(13,231)
Ending balance at March 31, 2024	$646	$6,249	$24,053	$30,948

	Chargebacks and Cash Discounts	Medicaid and Medicare Rebates	Other Rebates, Returns, Discounts and Adjustments	Total
Ending balance at December 31, 2022	$648	$1,992	$1,664	$4,304
Provision related to sales in the current year	6,273	3,640	3,448	13,361
Adjustments related to prior period sales	—	(236)	—	(236)
Credits and payments made	(2,907)	(718)	(2,422)	(6,047)
Ending balance at March 31, 2023	$4,014	$4,678	$2,690	$11,382

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

In April 2024, the Company announced it started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ and remove the product from the market in the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial.

4. SHORT-TERM INVESTMENTS

The Company has classified all of its marketable securities at March 31, 2024 as “available-for-sale”. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included as a separate component of other accumulated comprehensive income (loss). There were no realized gains or losses recognized during the three months ended March 31, 2024 and 2023.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific identification method. The Company includes interest and dividends on securities classified as available-for-sale in interest income. Accrued interest receivable relating to the Company's available-for-sale securities is presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, and amounted to $0.3 million and $0.5 million at March 31, 2024 and December 31, 2023, respectively.

The following is a summary of available-for-sale securities with unrealized losses for less than 12 months as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Treasury bills	$182,832	$(52)	$—	$—
U.S. agency bonds	—	—	4,996	(3)
Total available-for-sale securities in an unrealized loss position	$182,832	$(52)	$4,996	$(3)

At March 31, 2024, the Company's security portfolio consisted of 9 securities related to investments in debt securities available-for-sale, of which 8 securities were in an unrealized loss position. There were no securities in an unrealized loss position for greater than 12 months as of March 31, 2024. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of March 31, 2024.

Short-term investments, which are classified as available-for-sale, consisted of the following (in thousands):

Balance at March 31, 2024:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury bills	$202,793	$—	$(52)	$202,741
Total short-term investments	$202,793	$—	$(52)	$202,741

Balance at December 31, 2023:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury bills	$196,098	$67	$—	$196,165
U.S. agency bonds	4,999	—	(3)	4,996
Total short-term investments	$201,097	$67	$(3)	$201,161

5. INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$—	$53,144
Work in process	—	18,945
Finished goods	—	11,191
Total inventories	$—	$83,280

On April 4, 2024, the Company announced it started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ and remove the product from the market in the U.S. and Canada based on topline results from the global Phase 3 PHOENIX trial. As a result, the Company recorded approximately $92.5 million of charges associated with the write-down of inventory for the three months ended March 31, 2024. Inventory write-downs for the three months ended March 31, 2023 were immaterial.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued external research and development	$11,029	$12,625
Accrued benefits and incentive compensation	6,204	16,790
Accrued manufacturing	4,489	1,652
Accrued consulting and other professional fees	8,693	6,506
Accrued rebates and co-pay assistance	18,636	16,063
Accrued royalties	—	3,111
Accrued loss on future purchase commitments	17,928	—
Other accrued expenses	895	977
Total accrued expenses	$67,874	$57,724

7. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$78,731	$—	$—	$78,731
Short-term investments:
Treasury bills	202,741	—	—	202,741
Total short-term investments	202,741	—	—	202,741
Restricted cash equivalents	719	—	—	719
Total financial assets	$282,191	$—	$—	$282,191

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$76,710	$—	$—	$76,710
Short-term investments:
Treasury bills	196,165	—	—	196,165
U.S. agency bonds	—	4,996	—	4,996
Total short-term investments	196,165	4,996	—	201,161
Restricted cash equivalents	719	—	—	719
Total financial assets	$273,594	$4,996	$—	$278,590

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

8. Stock Option and Grant Plan

Stock Incentive Plan

General Option Information

A summary of option activity for the three months ended March 31, 2024, is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	9,823,248	$18.39	7.9	$27,639
Granted	1,357,981	$16.76
Exercised	(49,618)	$2.96		$653
Cancelled or forfeited	(356,109)	$21.88
Outstanding at March 31, 2024	10,775,502	$18.14	7.9	$689
Options exercisable as of March 31, 2024	4,739,300	$14.87	7.0	$689
Options unvested as of March 31, 2024	6,036,202	$20.70	8.6	$—
Weighted average grant-date fair value of options granted during the period	$11.00

The aggregate intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $0.7 million and $11.7 million, respectively.

The total fair value of stock options vested during the three months ended March 31, 2024 and 2023 was $14.9 million and $14.7 million, respectively.

Restricted Stock Unit Activity

A summary of restricted stock unit activity for the three months ended March 31, 2024, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	1,112,542	$24.80
Granted	1,242,207	$17.42
Vested	(231,437)	$25.39
Forfeited	(67,972)	$24.90
Nonvested as of March 31, 2024	2,055,340	$20.27

Summary of Stock-Based Compensation Expense

Stock-based compensation expense for the three months ended March 31, 2024 and 2023, is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$2,712	$1,891
Selling, general and administrative	7,212	5,610
Total stock-based compensation expense	$9,924	$7,501

The following table summarizes unrecognized stock-based compensation expense as of March 31, 2024, by type of awards (in thousands), and the weighted-average period over which that expense is expected to be recognized (in years). The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	March 31, 2024
	Unrecognized Expense	Weighted-average Recognition Period
Stock options	$80,901	2.63
Restricted stock units	$39,510	3.30

9. NET (LOSS) INCOME PER SHARE

Net (Loss) Income per Share

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

A summary of the numerator and denominators used in the computation of earnings per share follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net (loss) income	$(118,793)	$1,573
Denominator:
Weighted-average shares used to compute basic net (loss) income per share	67,854,356	66,717,271
Dilutive effect of employee stock options and restricted stock units	—	4,146,394
Weighted-average shares used to compute diluted net (loss) income per share	67,854,356	70,863,665
Net (loss) income per share
Basic	$(1.75)	$0.02
Diluted	$(1.75)	$0.02

Because the Company reported a net loss attributable to common stockholders for the three months ended March 31, 2024, basic and diluted net loss per share attributable to common stockholders were the same. All stock options and restricted stock units were excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact for the three months ended March 31, 2024. The following stock options and restricted stock units outstanding at each period end have been excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	10,775,502	368,503
Restricted stock units	2,055,340	4,509
Total excluded common stock equivalents	12,830,842	373,012

10. Related party transactions

Supplier Agreements

In the ordinary course of business, the Company may purchase materials or supplies or services from entities that are associated with a party that meets the criteria of a related party of the Company. These transactions are reviewed quarterly and to date have not been material to the Company’s condensed consolidated financial statements.

11. Commitments and Contingencies

Lease Commitments

The Company has two operating lease agreements for its office space.

Letter of Credit

Restricted cash equivalents consist of $0.2 million of cash serving as collateral for a letter of credit issued for the Company’s office space, and $0.5 million as collateral for a corporate credit card program. As of March 31, 2024 and December 31, 2023, the Company’s restricted cash equivalents balance was $0.7 million on its condensed consolidated balance sheets.

Legal Proceedings

On February 9, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers (Shih v. Amylyx Pharmaceuticals, Inc., et al., Case Number 1:24-CV-00988, or the Shih Complaint. The Shih Complaint asserts a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and a claim under Section 20(a) against certain current and former officers as alleged controlling persons. The Shih Complaint alleges that defendants made materially false and misleading statements related to the commercial results and prospects for RELYVRIO. The Shih Complaint seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the court deems appropriate. The Company intends to defend against the Shih Complaint vigorously. At this time, an estimate of the impact, if any, of these claims cannot be made.

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

Pursuant to the terms of the respective grant agreements among the Company, ALS Association and ALS Finding a Cure, the Company will be required to make royalty payments to each Grantor in the total amount equal to 150% of the grant received. The royalty payments will be achieved through a combination of the following payment methods: (i) an annual installment payment of 3% of net sales of any products developed under the project for which the grant was used for and (ii) 3% of cash proceeds resulting from revenue generating transaction under the project for which the grants are used for. During the three months ended March 31, 2024, the Company did not record any royalty expense. During the three months ended March 31, 2023, the Company recorded $2.5 million in royalty expense, which is included in cost of sales in the condensed consolidated financial statements. As of March 31, 2024, no further royalties remain to be accrued under the grant agreements with the ALS Association and ALS Finding a Cure Foundation.

Under the terms of the respective grant agreements among the Company, Alzheimer’s Drug Discovery Foundation, the Alzheimer’s Association, and Cure Alzheimer’s Fund, the Company will make royalty payments up to the maximum amount of $15.0 million to each Grantor (or $45.0 million in aggregate). The royalty payment will be made through a combination of the following payment methods: (i) 4% of annual net sales of any product commercialized from the project for which the grant was used for and directly related to the treatment of the Alzheimer’s disease and (ii) 15% of all royalties and cash proceeds resulting from revenue generating transactions associated with the projects for which the grants were used for under the grant agreements. As the conditions that would trigger royalty payments under the agreements have not occurred, no amounts have been recorded in the condensed consolidated financial statements for the three months ended March 31, 2024 and 2023.

Purchase Commitments

The Company enters into agreements in the normal course of business with contract manufacturing organizations for raw material purchases and manufacturing services. As disclosed in Note 18 Commitments and Contingencies in the Company's Annual Report on Form 10-K, as of December 31, 2023, the Company had committed approximately $195.0 million under these agreements related to raw material purchases and manufacturing services, which were expected to be paid through 2028. While these commitments are estimates and are subject to changes based on the outcomes of ongoing negotiations with the contract manufacturing organizations, as of March 31, 2024, the Company had estimated approximately $35.1 million of commitments under these agreements related to raw material purchases and manufacturing services, which are expected to be paid through 2025. The actual obligations may differ from these estimates, and such differences will be reflected in the Company's financial statements in future periods as they become known.

The Company recognized a loss on purchase commitments of $17.9 million for the three months ended March 31, 2024, which was recorded to cost of sales on the condensed consolidated statement of operations and as part of accrued expenses on the condensed consolidated balance sheet. The purchase commitment loss is based on an estimate of future commitments related to supply agreements with third party vendors for which the Company does not expect to have related sales.

12. Subsequent Events

In April 2024, the Company announced that it has started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ (sodium phenylbutyrate and taurursodiol [also known as ursodoxicoltaurine]; also known as AMX0035) for the treatment of ALS and remove the product from the market in the U.S. and Canada. As of April 4, 2024, RELYVRIO/ALBRIOZA was no longer available for new patients. The Company also announced a restructuring plan designed to focus the Company’s resources on key clinical and preclinical programs, or the Restructuring Plan. The Restructuring Plan includes a reduction in force which is expected to reduce the Company’s workforce by approximately 70% and a decrease in external financial commitments outside of its priority areas. The Company expects to substantially complete the Restructuring Plan by the end of the third quarter of 2024. As part of this Restructuring Plan, the Company expects to incur severance and severance-related charges of approximately $19.1 million. The Company may also incur other charges or cash expenditures not currently contemplated or that cannot be currently estimated due to events that may occur as a result of, or associated with, the Restructuring Plan.

As the Company will no longer sell RELYVRIO or ALBRIOZA, the Company recorded approximately $92.5 million of charges associated with the write-down of inventory for the three months ended March 31, 2024. In addition, the Company recognized a loss on purchase commitments of $17.9 million for the three months ended March 31, 2024, which is based on an estimate of future commitments related to supply agreements with third party vendors for which the Company does not expect to have related sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the condensed consolidated financial information and the notes thereto appearing elsewhere in this Quarterly Report.

This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those risk factors set forth in our most recent Annual Report on Form 10-K, or 2023 Annual Report, and in our subsequent Quarterly Reports, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Our mission is to end the suffering caused by neurodegenerative diseases. We are committed to supporting and creating more moments for the neurodegenerative disease community through the discovery and development of innovative new treatments.

Our lead asset, AMX0035, is a specially formulated oral fixed-dose combination of sodium phenylbutyrate, or PB, and taurursodiol, or TURSO, developed to target a broad range of neurodegenerative diseases. AMX0035 is designed to mitigate neurodegeneration by simultaneously targeting endoplasmic reticulum, or ER, stress and mitochondrial dysfunction, two connected central pathways that lead to cell death and neurodegeneration. We have shown in multiple models that AMX0035 can keep neurons alive under a variety of different conditions and stresses. These conditions include in vitro models of neurodegeneration, ER stress, mitochondrial dysfunction, oxidative stress and various other disease-specific models, as well as in vivo models of amyotrophic lateral sclerosis, or ALS, Wolfram syndrome, or WS, Alzheimer’s disease, or AD, and multiple sclerosis, or MS. Trials of AMX0035 in AD and ALS have shown the ability to reduce markers associated with neurodegenerative diseases in clinical trials, including a reduction of tau, a key protein aggregate shared across several neurodegenerative diseases, and YKL-40, a marker of neuroinflammation.

The safety profile of AMX0035 has been well established in clinical trials and postmarketing surveillance. Thousands of adults have been treated with AMX0035 whether through clinical trials across several neurodegenerative conditions and in post-approval settings. AMX0035 has been generally well-tolerated and the most common adverse reactions were gastrointestinal disorders (e.g. diarrhea, nausea, constipation, decreased appetite, abdominal pain, flatulence), occurring more often in the first 3 weeks of treatment and were generally nonserious. The benefit-risk balance of AMX0035 remains favorable for ongoing clinical development programs.

We are investigating AMX0035 in neurodegenerative diseases where ER stress and mitochondrial dysfunction are implicated, including WS and progressive supranuclear palsy, or PSP.

WS is a rare, progressive genetic disease caused by mutations in WFS1 that cause ER stress and mitochondrial dysfunction, leading to multi-organ cell dysfunction and death. We believe WS impacts approximately 3,000 people in the U.S. Researchers from the Washington University School of Medicine in St. Louis, in collaboration with Amylyx, published preclinical data exploring the potential of AMX0035 as a novel therapeutic approach for WS in the peer-reviewed Journal of Clinical Investigation Insight. These data showed that AMX0035 had the ability to dampen the impact of ER stress and mitochondrial dysfunction across patient-derived beta cells and neurons impacted by WFS1 mutations, and thereby potentially stabilizing and in some cases improving cellular functioning and viability. Amylyx announced that the FDA granted orphan drug designation to AMX0035 for the treatment of WS in November 2020.

In April 2024, we announced interim data from the HELIOS trial, an ongoing, open-label Phase 2 study designed to evaluate if AMX0035 slows progression of diabetic, visual, and other measures in people living with WS and to evaluate safety and tolerability. The interim analysis performed was based on a data cutoff as of March 5, 2024 and included all participants who completed their Week 24 assessments as of the cutoff (n=8). The primary efficacy endpoint of the trial measures change from baseline in C-peptide, an established, objective laboratory measure of pancreatic beta cell function and glycemic control, assessed using a Mixed Meal Tolerance Test (MMTT). Secondary and exploratory outcomes include the measurement of other diabetic responses and other domains affected by the disease. The interim data from eight participants who received 24 weeks of treatment demonstrated that AMX0035 had a clinically meaningful effect on key outcomes including preliminary overall improvement in glucose control measures, visual acuity measures and disease burden in adult participants living with WS, where disease progression was expected. The safety profile of AMX0035 was consistent with that observed in other populations in which the drug has been extensively studied. We anticipate topline data for all 12 participants at Week 24 in the fall of 2024.

PSP is a rare neurological disorder that affects body movements, walking, balance and eye movement and is characterized by widespread neurodegeneration associated with tau protein deposition in subcortical regions of the brain. Based on in vitro, in vivo and clinical data, AMX0035 may influence tau pathology, a key hallmark in people living with PSP. Genetic evidence indicates that a risk factor for PSP may be the unfolded protein response activated in disease-affected regions of the brain. PB has been shown to upregulate and recruit chaperone proteins, stabilize protein folding, and reduce ER stress and the unfolded protein response, while TURSO has been shown to inhibit tau phosphorylation induced by metabolic stress. In addition to preclinical data on PB and TURSO individually, PB and TURSO combined have shown a synergistic effect in targeting the hallmark pathways of neurodegeneration to simultaneously prevent or slow neuronal cell death. There are currently no approved therapies for the treatment of PSP, and the disease is reported to affect seven in 100,000 people worldwide. We are pursuing this indication based on AMX0035’s mechanism, preclinical data, and the tau reduction seen in the Phase 2 PEGASUS trial of AMX0035 in AD.

The ORION trial, a Phase 3 trial of AMX0035 for the treatment of PSP, remains ongoing. The primary efficacy endpoint of the ORION trial evaluates disease progression as measured by the rate of change on the 28-item Progressive Supranuclear Palsy Rating Scale (PSPRS), total score at Week 52, an established and validated endpoint in PSP clinical trials. Secondary efficacy endpoints are disease progression as measured by a modified 10-item PSPRS score and motor aspects of activities of daily life as measured by the Movement Disorder Society-Unified Parkinson's Disease Rating Scale Part 2 (MDS-UPDRS Part II). Exploratory outcomes include changes in activities of daily living, cognitive function, quality of life, overall survival, brain regional volumes, fluid biomarkers of neuronal injury/inflammation, and caregiver burden. Safety and tolerability will be evaluated by assessing the frequency of treatment emergent adverse events (TEAEs) and serious adverse events (SAEs). Data from an interim analysis of the ORION study of AMX0035 in PSP are expected in mid-2025.

Additionally, we remain steadfast in our commitment to the ALS community. ALS is a disorder characterized by motor neuron degeneration in the motor cortex and spinal cord that leads to progressive muscle weakness. Unlike most other cells in the body that regularly die and are replaced as part of healthy function, mature central nervous system (CNS) neurons are normally resistant to cell death and generally cannot regenerate. There are approximately 30,000 people living with ALS in the U.S. ALS is a disease that affects people regardless of background, and there are approximately 200,000 people living worldwide with ALS.

To that end, we have completed the IND-enabling studies of AMX0114, a potent antisense oligonucleotide targeting inhibition of Calpain-2, a key contributor to the axonal (also known as Wallerian) degeneration pathway. Axonal degeneration has been recognized as an important early contributor to the clinical presentation and pathogenesis of ALS and other neurodegenerative diseases. Calpain-2 is considered an essential protein in the process of axonal degeneration and has been repeatedly linked to neurofilament biology in published studies. Preclinical studies completed to date have shown that AMX0114 can achieve potent, dose-dependent, and durable knockdown of CAPN2 mRNA expression and Calpain-2 protein levels in human motor neurons. Moreover, in preclinical efficacy studies, treatment with AMX0114 reduced extracellular neurofilament light chain levels following neurotoxic insult in induced pluripotent stem cell (iPSC)-derived human motor neurons, and improved survival of iPSC-derived human motor neurons harboring ALS-linked, pathogenic TDP-43 mutations. Neurofilament is a broadly researched biomarker in ALS. We plan to file an IND application, then initiate a multiple ascending dose clinical trial of AMX0114 in people living with ALS in the second half of 2024.

On April 4, 2024, we announced that we have started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ (sodium phenylbutyrate and taurursodiol [also known as ursodoxicoltaurine]; also known as AMX0035) for the treatment of ALS and remove the product from the market in the U.S. and Canada. This decision was informed by topline results from the global Phase 3 PHOENIX trial, which failed to meet its prespecified primary and secondary endpoints, engagement with regulatory authorities, and discussions with the ALS community. As of April 4, 2024, RELYVRIO/ALBRIOZA is no longer available for new patients. Patients currently on therapy in the U.S. and Canada who, in consultation with their physician, wish to stay on treatment can be transitioned to a free drug program.

Since inception, we have devoted a substantial amount of our efforts to research and development and pre-commercialization and commercialization activities, including recruiting management and technical staff, raising capital, producing materials for preclinical studies and clinical trials, and building infrastructure to support such activities. As of March 31, 2024, we have funded our operations primarily through public offerings of our common stock, private sales of preferred stock, convertible notes, and through revenue from sales of RELYVRIO and ALBRIOZA in the U.S. and Canada, respectively.

As of March 31, 2024, we had cash, cash equivalents and short-term investments of $373.3 million. In April 2024, we announced a restructuring to focus our financial resources on upcoming clinical milestones. Under the restructuring, we will reduce our workforce by approximately 70% and decrease external financial commitments outside of our priority areas. We believe that with these changes, our existing cash, cash equivalents and short-term investments as of March 31, 2024, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least one year from the issuance of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.

We will continue to incur significant expenses as we advance AMX0035, AMX0114 and advance or acquire any future product candidates through preclinical and clinical development, setup and initiate additional trials, hire additional clinical, scientific, management and administrative personnel, seek regulatory approval and pursue commercialization of any approved product candidates. We may also incur expenses related to business development activities, such as in-licensing of product candidates.

We expect to finance our near-term operations through our existing cash, cash equivalents and short-term investments and if needed, the sale of equity, debt financings or other capital sources, including potential collaborations with other companies, royalty financings, or other strategic transactions. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances that our current operating plan will be achieved or that additional funding, if required, will be available on terms acceptable to us, or at all.

Impact of Macroeconomic Factors

The development of AMX0035 and any future product candidates could be disrupted and materially adversely affected in the future by any macroeconomic and geopolitical events or health crises. We continue to monitor current macroeconomic and geopolitical events, including, among others, heightened and fluctuating inflation and interest rates, instability in the banking system and the related impact on U.S. and global economies, fluctuations in foreign exchange rates, the impact of the upcoming presidential election in United States, the risk of economic slowdown or recession in the United States and geopolitical tensions from the ongoing war between Ukraine and Russia and the Israel-Hamas war and escalating conflict in the Middle East, for any potential impact that these or other events or conditions may have on our business.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine and effects of the Russian sanctions, the conflict in the Middle East, geopolitical tensions, record inflation or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

Components of Our Results of Operations

Product Revenue, Net

Product revenue, net recognized during the three months ended March 31, 2024 and 2023 primarily relates to units of ALBRIOZA and RELYVRIO sold in Canada and the U.S., respectively. In April, 2024, we announced that we started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ and remove the product from the market in the U.S. and Canada based on topline results from the global Phase 3 PHOENIX trial. As a result, we will not generate revenue from the sale of RELYVRIO®/ALBRIOZA™ in future periods.

Operating Expenses

Cost of Sales

Cost of sales consists primarily of costs associated with the manufacturing of RELYVRIO, ALBRIOZA and certain period costs, which include:

•
Direct materials costs;
•
Drug product manufacturing costs;
•
Packaging services;
•
Transportation costs;
•
Manufacturing overhead costs; and
•
Royalties related to grants provided to us for the purpose of furthering the research and development of AMX0035 as a therapeutic benefit for ALS and AD. For additional information refer to Note 11 in the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report;

As a result of global macroeconomic conditions, we may experience some disruption and volatility in our global supply chain network, and we may in the future experience disruptions in availability and delays in shipments of raw materials and packaging, as well as related cost inflation. Following our announcement of a process to discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ and remove the product from the market in the U.S. and Canada, we will not report cost of sales for the product in future periods.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of AMX0035, AMX0114 and other potential future product candidates. We expense research and development costs as incurred. These expenses include:

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
•
the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any other comparable foreign regulatory authority;
•
the availability of drug substance and drug product for use in production of AMX0035;
•
establishing and maintaining agreements with third-party manufacturers for clinical supply for our clinical trials;
•
our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;
•
our ability to protect our rights in our intellectual property portfolio;
•
obtaining and maintaining third-party insurance coverage and adequate reimbursement for any approved products;
•
the acceptance of our products and product candidates, if approved, by patients, the medical community and third-party payors;
•
competition with other products; and
•
a continued acceptable safety profile of our therapies in pre-approval market access programs or in commercial access following approval.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, sales, marketing, as well as administrative functions. Selling, general and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax, compliance with Section 404 of the Sarbanes-Oxley Act and administrative consulting services; corporate insurance costs; administrative travel expenses; sales and marketing expenses; information technology; charitable donations to independent charitable foundations; facility-related and other operating costs. In April 2024, we announced a restructuring plan designed to focus our resources on key clinical and preclinical programs. The restructuring includes a reduction in force which is expected to reduce our workforce by approximately 70% and a decrease in external financial commitments outside our priority areas. As a result, we anticipate that our selling, general and administrative expenses will decrease in 2024 as compared to 2023.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Product revenue, net	$88,643	$71,428	$17,215	24%
Operating expenses:
Cost of sales	5,945	5,283	662	13%
Cost of sales - inventory impairment and loss on firm purchase commitments	110,461	—	110,461	*NM
Research and development	36,608	24,192	12,416	51%
Selling, general and administrative	57,759	44,006	13,753	31%
Total operating expenses	210,773	73,481	137,292	187%
Loss from operations	(122,130)	(2,053)	(120,077)	5,849%
Other income, net:
Interest income	4,326	3,718	608	16%
Other expense, net	(747)	(262)	(485)	185%
Total other income, net	3,579	3,456	123	4%
(Loss) income before income taxes	(118,551)	1,403	(119,954)	(8550)%
Provision (benefit) for income taxes	242	(170)	412	(242)%
Net (loss) income	$(118,793)	$1,573	$(120,366)	(7,652)%

Product revenue, net

Product revenue, net was $88.6 million for the three months ended March 31, 2024, compared to $71.4 million for the three months ended March 31, 2023. During these periods, product revenue, net was primarily related to units of RELYVRIO and ALBRIOZA sold in the U.S. and Canada, respectively. In April 2024, we announced we started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ and remove the product from the market in the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial.

Cost of sales

Cost of sales were $116.4 million for the three months ended March 31, 2024, compared to $5.3 million for the three months ended March 31, 2023. During these periods, cost of sales consisted of costs to procure, manufacture and distribute our marketed products, RELYVRIO and ALBRIOZA. On April 4, 2024, we announced we started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ and remove the product from the market in the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial. As a result, the Company recorded approximately $110.5 million of charges associated with the write-down of inventory and loss on firm purchase commitments for the three months ended March 31, 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
AMX0035 – ALS	$13,987	$13,875	$112	1%
AMX0035 – PSP	4,196	—	4,196	*NM
Payroll and personnel-related	14,869	8,934	5,935	66%
Other	3,556	1,383	2,173	157%
	$36,608	$24,192	$12,416	51%

* NM - not meaningful

Research and development expenses were $36.6 million for the three months ended March 31, 2024, compared to $24.2 million for the three months ended March 31, 2023. During these periods, most of our research and development expenses were related to the development and clinical trials of AMX0035. The increase was primarily due to a $5.9 million increase in payroll and personnel-related costs, a $4.2 million increase in spending on AMX0035 for the treatment of PSP and a $2.2 million increase in other costs. The increase in payroll and personnel-related costs was primarily due to an increase in the number of employees supporting research and development efforts. The increase in spending on AMX0035 for the treatment of PSP was primarily related to costs to support the initiation and continuation of the ORION Phase 3 trial, and the increase in other costs were primarily due to an increase in preclinical development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $57.8 million for the three months ended March 31, 2024 compared to $44.0 million for the three months ended March 31, 2023. The increase was primarily due to increases of $3.5 million in payroll and personnel-related costs, including stock-based compensation, $2.5 million in consulting and professional services, and $7.7 million in other expenses. The increase in payroll and personnel-related costs was primarily due to hiring additional personnel in commercial and general and administrative functions to support our growth, as well as commercialization preparation initiatives in the EU. The increases in consulting and professional services and other expenses were primarily due to an increase in spending for commercial activities, operations as a public company, and other expenses.

Other Income, Net

Interest Income

Interest income for the three months ended March 31, 2024 was $4.3 million compared to $3.7 million for the three months ended March 31, 2023. The increase was primarily attributable to favorable interest rates and higher investment balances driven by cash receipts from sales of AMX0035.

Provision for Income Taxes

We recorded an income tax provision of $0.2 million and an income tax benefit of $0.2 million for the three months ended March 31, 2024 and 2023, respectively. The income tax provision for the three months ended March 31, 2024 was driven by discrete income tax expense of $0.2 million. The income tax benefit for the three months ended March 31, 2023 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax benefit of $0.3 million.

Net (Loss) Income

Net loss for the three months ended March 31, 2024 was $118.8 million compared to net income of $1.6 million for the three months ended March 31, 2023. We expect to continue to incur significant expenses and to incur net losses for the foreseeable future.

Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures and on our planned research and development activities.

Liquidity and Capital Resources

Sources of Liquidity

In the second half of 2022, we began generating revenue from the sale of our approved drug product RELYVRIO, known as ALBRIOZA in Canada. In April 2024, we announced that we have started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ for the treatment of ALS and remove the product from the market in the U.S. and Canada. As of April 4, 2024, RELYVRIO/ALBRIOZA was no longer available for new patients. We also announced a restructuring plan designed to focus our resources on key clinical and preclinical programs (the Restructuring Plan). The Restructuring Plan includes a reduction in force which is expected to reduce our workforce by approximately 70% and a decrease in external financial commitments outside of its priority areas. We expect to substantially complete the Restructuring Plan by the end of the third quarter of 2024. As part of this Restructuring Plan, we expect to incur severance and severance-related charges of approximately $19.1 million. To date, we have financed our operations primarily through revenue from the sale of our approved products, the sale and issuance of common stock, convertible preferred stock and convertible notes. As of March 31, 2024, we had cash, cash equivalents and short-term investments of $373.3 million.

From inception through March 31, 2024, we have raised $669.5 million in aggregate proceeds, net of issuance costs, primarily from the issuance of common stock, convertible preferred stock, convertible notes and grant agreements. Based on our current operational plans and assumptions, we believe that our existing cash, cash equivalents, and short-term investments, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months after the date of the filing of this Quarterly Report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Capital Resources

We expect to incur significant expenses in connection with our ongoing activities, particularly as we advance the preclinical activities, manufacturing and clinical trials of AMX0035 and any other current or future product candidates or acquire or in-license additional product candidates or products. In addition, we expect to continue to incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Because we no longer qualify as an emerging growth company as defined in the JOBS Act and we are currently considered a large accelerated filer, we are no longer currently entitled to rely on exemptions from certain compliance requirements that are applicable to companies that are emerging growth companies including, among other requirements, the auditor attestation requirements of Section 404(b) and reduced reporting requirements. We expect to incur significant expenses as we:

•
continue our research and development efforts, including our ongoing Phase 3 trial of AMX0035 in PSP and our ongoing Phase 2 trial of AMX0035 for the treatment of WS;
•
continue to develop AMX0114, antisense oligonucleotide, for the treatment of people living with ALS;
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
•
execute the announced Restructuring Plan or any future restructurings; and

•
develop, maintain, expand and protect our intellectual property portfolio.

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
•
the costs, timing and outcome of any future commercialization activities, including manufacturing, marketing, sales and distribution costs;
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
•
costs associated with identifying and developing, acquiring or in-licensing additional product candidates or products;
•
the costs of any future expansion of our facilities to accommodate our potential growth in personnel, and the costs of such additional personnel;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•
the extent to which we acquire technologies or other assets;
•
the sales price and availability of adequate third-party coverage and reimbursement for any future product candidates, if and when approved;
•
the costs of current and potential legal proceedings that may not be covered by our insurance; and
•
the costs of operating as a public company.

Until such time, if ever, that we can generate product revenue sufficient to resume and sustain profitability, we may finance our cash needs through equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, current ownership interests will be diluted. If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net cash used in operating activities	$(489)	$(5,072)	$4,583	(90)%
Net cash provided by investing activities	819	55,994	(55,175)	(99)%
Net cash provided by financing activities	131	1,040	(909)	(87)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(110)	75	(185)	(247)%
Net increase in cash, cash equivalents and restricted cash equivalents	$351	$52,037	$(51,686)	(99)%

Operating Activities

During the three months ended March 31, 2024, operating activities used $0.5 million of cash, primarily resulting from our net loss of $118.8 million and $2.6 million net accretion of discounts on investments, offset by $110.5 million of inventory impairment and loss on firm purchase commitments, $9.9 million of non-cash stock-based compensation expense and $0.2 million of net cash provided by changes in our operating assets and liabilities.

Net cash provided by our operating assets and liabilities primarily consisted of a $19.7 million decrease in accounts receivable, net, offset by a $9.3 million increase in inventory capitalized during the period, a $2.1 million increase in prepaid expenses and other current assets, a decrease of $7.8 million in accrued expenses and a $0.7 million decrease in accounts payable.

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

Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities was $0.8 million, resulting primarily from $74.0 million of investments that matured, partially offset by $73.1 million of purchases of short-term investments during the period.

During the three months ended March 31, 2023, net cash provided by investing activities was $56.0 million, resulting primarily from $66.0 million of investments that matured, offset by $9.8 million of purchases of short-term investments during the period.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $0.1 million. This amount consisted primarily of $0.1 million of proceeds from exercises of stock options and vesting of stock awards, net of withholding taxes paid on stock-based awards.

During the three months ended March 31, 2023, net cash provided by financing activities was $1.0 million. This amount consisted primarily of $1.2 million of proceeds from exercises of stock options and vesting of stock awards, net of employee taxes paid on these awards.

Contractual Obligations and Commitments

We enter into agreements in the normal course of business with CMOs for raw material purchases and manufacturing services. As disclosed in Note 18 Commitments and Contingencies in our Annual Report on Form 10-K, as of December 31, 2023, we

had committed approximately $195.0 million under these agreements related to raw material purchases and manufacturing services, which were expected to be paid through 2028. While these commitments are estimates and are subject to changes based on the outcomes of ongoing negotiations with the contract manufacturing organizations, as of March 31, 2024, we had estimated approximately $35.1 million of commitments under these agreements related to raw material purchases and manufacturing services, which are expected to be paid through 2025. The actual obligations may differ from these estimates, and such differences will be reflected in our financial statements in future periods as they become known.

We recognized a loss on purchase commitments of $17.9 million for the three months ended March 31, 2024, which was recorded to cost of sales on the condensed consolidated statement of operations and as part of accrued expenses on the condensed consolidated balance sheet. The purchase commitment loss is based on an estimate of future commitments related to supply agreements with third party vendors for which we do not expect to have related sales.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” disclosed in our 2023 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial transactions. We are exposed to various market risks in the ordinary course of our business which are discussed below.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $373.3 million and $371.4 million, respectively. Our cash equivalents are invested primarily in bank deposits and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2024 and 2023. However, inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our principal executive officers and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officers and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 9, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against our Company and certain of our current and former officers (Shih v. Amylyx Pharmaceuticals, Inc., et al., Case Number 1:24-CV-00988 (the “Shih Complaint”)). The Shih Complaint asserts a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and a claim under Section 20(a) against certain current and former officers as alleged controlling persons. The Shih Complaint alleges that defendants made materially false and misleading statements related to the commercial results and prospects for RELYVRIO. The Shih Complaint seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the court deems appropriate. The Company intends to vigorously defend against the Shih Complaint.

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

Summary of Risk Factors

Risks Related to Our Financial Position and Need for Capital

•
We have begun a process to remove our only commercial product from the market in the U.S. and Canada and will therefore not continue to generate revenue from this product for the treatment of ALS. We expect to generate significant losses for the foreseeable future.
•
We may not return to profitability unless and until we successfully commercialize AMX0035 in another indication, if approved, or another product or product candidate, if approved.
•
We have a limited operating history and, following the withdrawal of RELYVRIO and ALBRIOZA, will not have any commercial products, which may make it difficult to evaluate the prospects for our future viability.
•
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

Risks Related to the Discovery and Development of Our Current and Future Product Candidates

•
We currently depend heavily on the success of AMX0035, our most advanced product candidate. If we are unable to obtain regulatory approvals for, and successfully commercialize, AMX0035, or experience significant delays in doing so, our business may be materially harmed.
•
The delay or denial of regulatory approval for AMX0035 in any jurisdiction could adversely impact our business and our results of operations, and could cause us delay or even cease operations.
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
•
The regulatory approval processes of the FDA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to maintain or obtain regulatory approval for AMX0035 or any other current or future product candidates, our business will be substantially harmed.

Risks Related to Our Dependence on Third Parties

•
We may seek to establish collaborations and, if we are not able to establish and maintain them on commercially reasonable terms, we may have to alter our development and future commercialization plans.
•
We have entered and may in the future enter into collaborations with third parties for the development and commercialization of AMX0035 or any other current or future product candidates, and our prospects with respect to AMX0035 and our other current or future product candidates will depend in significant part on the success of those collaborations.
•
We rely on third parties to assist in conducting our clinical trials. If they do not perform satisfactorily, we may not be able to obtain regulatory approval or successfully commercialize AMX0035, AMX0114 or any other current or future product candidates, or such approval or commercialization may be delayed, and our business could be substantially harmed.

Risks Related to Commercialization of AMX0035 or Future Product Candidates

•
The market for AMX0035 for WS, PSP and other neurodegenerative diseases and for any other product candidates we are currently developing or may in the future develop or acquire may be smaller than we expect.
•
If we are unable in the future to expand our sales, marketing, manufacturing and distribution capabilities or enter into agreements with third parties to market and sell AMX0035 or other current or future product candidates for which we obtain marketing approval, we will be unable to generate any additional product revenue.
•
Even if any future product candidate of ours receives regulatory approval, it may fail to maintain the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for continued commercial success or to remain profitable.

Risks Related to Our Intellectual Property

•
Our commercial success depends on our ability to protect our intellectual property and proprietary technology.

Risks Related to Our Business Operations and Employee Matters

•
Our Restructuring Plan and associated organizational changes may not adequately reduce our operating costs or improve operating margins, may lead to additional workforce attrition, and may cause operational disruptions.
•
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts, including the ongoing war between Russia and Ukraine, the Israel-Hamas war and escalating conflict in the Middle East, the upcoming U.S. presidential election and high inflation and interest rates, any of which could have a material adverse effect on our business, financial condition and results of operations.
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

Risks Related to Our Financial Position and Need for Capital

We have begun a process to remove our only commercial product from the market in the U.S. and Canada and will therefore not continue to generate revenue from this product for the treatment of ALS. We expect to generate significant losses for the foreseeable future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have invested substantial resources into our product development efforts of our lead compound AMX0035, and toward the commercialization of AMX0035 as RELYVRIO for ALS, which was approved by the FDA, and ALBRIOZA, which received marketing authorization with conditions from Health Canada. On April 4, 2024, we announced that we had started a process with the U.S. Food and Drug Administration and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO/ALBRIOZA(AMX0035) for ALS and remove the product from the market in the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial, which failed to meet its prespecified primary and secondary endpoints. Following the removal of RELYVRIO and ALBRIOZA from the market in the US and Canada, respectively, we will have no products approved for commercial sale and we will continue to incur significant research and development and other expenses related to clinical development and potential approvals for our current and future product candidates, and for AMX0035 in additional indications other than ALS, and ongoing operations. Since our inception, we have devoted the majority of our financial resources and efforts to research and development, including preclinical studies and our clinical trials, preparation for commercialization and commercialization activities. Our financial condition and operating results, including our revenues, expenses and net income (loss), have in the past and are likely in the future to fluctuate significantly from quarter to quarter and year to year. For example, we generated revenues of $380.8 million in 2023 as a result of sales of RELYVRIO/ALBRIOZA, but following the withdrawal of our product, we will no longer generate revenues from this product. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and may in the future have, an adverse effect on our stockholders’ equity and working capital. As of March 31, 2024, we had an accumulated deficit of $423.7 million. We expect to incur significant losses for the foreseeable future.

We anticipate that significant expenses will be incurred if and as we:

•
conduct clinical trials of AMX0035 for the treatment of PSP, WS, and potential other additional indications;
•
conduct clinical trials of AMX0114 for the treatment of ALS and potential other indications;
•
seek to identify and advance additional product candidates;
•
initiate and continue research, preclinical and clinical development efforts for any current or future product candidates;
•
maintain, expand and protect our intellectual property portfolio;
•
seek regulatory approvals for AMX0035 in other indications that successfully complete clinical development; and
•
acquire or in-license other product candidates, products or technologies.

We may not return to profitability unless and until we successfully commercialize AMX0035 in another indication, if approved, or another product or product candidate, if approved.

Our ability to become and remain profitable depends on our ability to generate revenue. While we previously had a limited history of generating revenue from the commercialization of RELYVRIO and ALBRIOZA, we do not expect to generate significant revenue, if any, unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for, and successfully commercialize, AMX0035 for indications other than ALS, or any other current or future product candidates or products we may develop or in-license. Successful commercialization will require achievement of many key milestones, which vary by jurisdiction and may include demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our failure to regain profitability and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses as we have in the past, prior to the commercialization of RELYVRIO and ALBRIOZA, investors may not receive any return on their investment and may lose their entire investment.

We have a limited operating history and, following the withdrawal of RELYVRIO and ALBRIOZA, will not have any commercial products, which may make it difficult to evaluate the prospects for our future viability.

Our operations to date have been primarily limited to organizing, staffing and financing our company, raising capital, conducting research and development activities, including preclinical studies and clinical trials and, more recently, preparing for and commercializing AMX0035. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in clinical development, especially clinical-stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we continued to have a marketed product.

We may require substantial additional funding in the future to meet our financial needs and to pursue our business objectives. If we are unable to raise capital if and when needed, we could be forced to delay, reduce or eliminate our product discovery and development activities or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of AMX0035 in indications other than ALS and the preclinical and clinical development of additional product candidates, or in the in-license or development of other product candidates or products. If we are unable to obtain additional marketing approvals for AMX0035 or any other current or future product candidates that we develop, in-license or acquire, we may require significant additional amounts of cash in order to continue to develop AMX0035 and any other current or future product candidates and fund our operations. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our ongoing and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing AMX0035 for WS, PSP and potential additional indications, as well as any other product candidates we are currently developing or may in the future develop;
•
the timing of, and the costs involved in, obtaining marketing approvals for AMX0035 for the treatment of WS, PSP and potential additional indications, and obtaining approvals for other product candidates we are developing or may in the future develop and pursue;
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
•
our headcount fluctuation;
•
our ability to successfully terminate or unwind any existing supply or other agreements related to the commercialization of RELYVRIO and ALBRIOZA;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and
•
the ongoing costs of operating as a public company.

We cannot be certain that additional funding will be available on acceptable terms, or at all. As a result of the challenges caused by economic uncertainty in various global markets due to geopolitical instability and conflict, including the ongoing wars in Ukraine and Israel, the escalating conflict in the Middle East, the upcoming presidential election in the United States, the global credit and financial markets have experienced in recent periods significant volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, high rates of inflation and interest rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive.

We have no committed source of additional capital and if we are unable to raise additional capital, if needed, in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of AMX0035 or any other current or future product candidates or other research and development initiatives. We may need to seek collaborators for AMX0035 and any other current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to AMX0035 and any other current or future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of our common stock to decline.

We believe that our existing cash, cash equivalents, and short-term investments, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months after the date of this Quarterly Report. However, our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, if we are unable to successfully terminate or unwind any existing supply or other agreements related to the commercialization of RELYVRIO and ALBRIOZA, our cash needs may be more than we currently anticipate. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect our expenses to continue to increase in connection with our planned operations. Unless and until we can generate a substantial amount of revenue on a sustained basis, if at all, we may be required to finance our future cash needs through public or private equity offerings, royalty-based or debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

Risks Related to the Discovery and Development of Our Current and Future Product Candidates

We currently depend heavily on the success of AMX0035, our most advanced product candidate. If we are unable to obtain regulatory approvals for, and successfully commercialize, AMX0035, or experience significant delays in doing so, our business may be materially harmed.

Our future success depends significantly on our ability to develop, and obtain regulatory approvals for and commercialize, AMX0035 in indications other than ALS, including Wolfram syndrome and PSP. To date, we have obtained limited clinical trial data supporting AMX0035 in indications other than ALS, having only completed a clinical trial in 95 patients with AD. We are conducting a Phase 2 clinical trial of AMX0035 in WS, and a global Phase 3 clinical trial of AMX0035 in PSP, and intend to conduct additional clinical trials for other indications and product candidates in the future. We are also conducting IND-enabling studies of AMX0114 in ALS and plan to initiate clinical trials in 2024.

We will need to have sufficient funds for, and successfully enroll and complete, our clinical development of AMX0035 for the treatment of PSP, WS and other indications and to pursue clinical development of AMX0114 in ALS.

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
•
appropriately identifying patients with the neurological diseases targeted by AMX0035, AMX0114 or any other current or future product candidates;
•
obtaining and maintaining third-party coverage and adequate reimbursement;
•
maintaining a continued acceptable safety profile of the products following approval;
•
effectively competing with other therapies;
•
ensuring that we promote and distribute our products consistent with all applicable healthcare laws; and
•
enforcing and defending intellectual property rights and claims.

Many of these risks are beyond our control, including the risks related to clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, obtain or maintain regulatory approvals for, or successfully commercialize AMX0035 for the indications we are developing it for, or if we experience delays as a result of any of these risks or otherwise, our business could be materially harmed.

In addition, of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of marketing applications to regulatory authorities, and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval for AMX0035 for any indication, or for AMX0114, any such approval may be subject to limitations on the indications or uses or the patient populations for which we may market the product. Additionally, we may not realize the full commercial potential of AMX0035 or any other current or future product candidates that receive marketing approval if we are unable to appropriately identify patients with the neurological diseases targeted by AMX0035 or any other current or future product candidates. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development activities, we cannot assure you that we will successfully develop or commercialize AMX0035 or AMX0114 for any indication in any jurisdiction. If we or any of our future collaborators are unable to develop, maintain, or obtain regulatory approvals for, or, if approved, successfully commercialize AMX0035 or AMX0114 for our initial or potential additional indications, we may not be able to generate sufficient revenue to continue our business. In addition, our failure to demonstrate positive results in our clinical trials in any indication for which we are developing AMX0035 or AMX0114, or to satisfy other regulatory requirements could adversely affect our development efforts for AMX0035 in other indications or for AMX0114.

The delay or denial of regulatory approval for AMX0035 in any jurisdiction could adversely impact our business and our results of operations, and could cause us delay or even cease operations.

The research, testing, manufacturing, labeling, approval, sale, marketing, distribution and post-market obligations of drug products are subject to extensive regulation by the FDA and other regulatory agencies in the U.S. and other countries, and such regulations differ from country to country.

The FDA or any other foreign regulatory agency can delay, limit, deny or withdraw approval to market AMX0035 for many reasons, including:

•
our inability to demonstrate to the satisfaction of, the FDA or any other applicable foreign regulatory agency that AMX0035 is safe and effective for the requested indication;
•
our inability to gain agreement from applicable foreign regulatory authorities that AMX0035 is appropriate for approval under applicable regulatory pathways;

•
the FDA’s or any other applicable foreign regulatory agency’s disagreement with the interpretation of data from preclinical and clinical studies and trials;
•
our inability to demonstrate that the clinical and other benefits of AMX0035 outweigh any safety or other perceived risks;
•
the FDA’s or any other applicable foreign regulatory agency’s requirement for additional preclinical or clinical studies or trials, including studies to satisfy applicable rules governing fixed dose combination products or post-market requirements;
•
the FDA’s or any other applicable foreign regulatory agency’s having differing requirements for the trial protocols used in our clinical trials;
•
the FDA’s or any other applicable foreign regulatory agency’s non-approval of the formulation, labeling and/or the specifications of AMX0035;
•
the FDA’s or any other applicable foreign regulatory agency’s failure to accept the manufacturing processes or third-party manufacturers with which we contract; or
•
the potential for approval policies or regulations the FDA or any other applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA other regulatory approval processes and are commercialized.

The FDA or the applicable foreign regulatory agency may also approve AMX0035 for a more limited indication and/or a narrower patient population than we originally request, and the FDA or any other applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of AMX0035. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of AMX0035 and would materially adversely impact our business and prospects.

AMX0035 is a fixed-dose combination drug product and certain regulatory authorities may require a demonstration that each component makes a contribution to the claimed effects in addition to demonstrating that the combination is safe and effective for the intended population.

Under the FDA’s combination rule, the FDA may not file or approve an NDA for a fixed-dose combination product unless each component of a proposed drug product is shown to make a contribution to the claimed effects and the dosage of each component (amount, frequency, duration) is safe and effective for the intended population. For additional information on FDA’s combination rule, see the section entitled “Business—Government Regulation—Combination Rule for Fixed-Dose Combination Products” in our 2023 Annual Report.

Similar requirements may be imposed on us by the EMA in the EU and comparable regulatory authorities in other jurisdictions where we intend to seek regulatory approval. See the section entitled “Business—Government Regulation—Fixed-Dose Combination Guideline” in our 2023 Annual Report. For any fixed-dose combination products we may develop, we may be required to produce clinical data supporting the contribution of each component when present at the levels included in the fixed-dose combination in order to obtain marketing authorization in the U.S. or EU.

While the FDA approved AMX0035 (known as RELYVRIO) as a fixed-dose combination product for the treatment of ALS in adults, we may be required by the FDA and comparable foreign regulatory authorities to satisfy the fixed-dose combination rule for AMX0035 or any other fixed-dose combination products we may develop for the treatment of any other indications we may pursue in advance of approval.

If the FDA or other comparable foreign regulatory authorities require us to conduct one or more clinical trials to support such a demonstration, such as a factorial study, the design, duration, and scope of such clinical trials will be decided upon after further discussions with those agencies and other comparable foreign regulatory authorities. As a result, we are unable to predict with certainty the estimated timing or scope of any future clinical trials of AMX0035 we may be required to conduct to satisfy these requirements governing fixed dose combination products in various jurisdictions. Ongoing third-party data in neurology, specifically within ALS, on our products or other products may influence regulatory decision making, including for fixed-dose combinations.

We have concentrated our research and development efforts on the treatment of neurodegenerative and CNS disorders, a field that has seen very limited success in product development.

We have focused our research and development efforts on addressing neurodegenerative and CNS disorders. Historically, efforts by pharmaceutical companies in the field of neurodegenerative and CNS disorders have experienced limited successes in product development. The development of neurodegenerative and CNS therapies presents unique challenges, including an imperfect understanding of the biology, the presence of the blood brain barrier that can restrict the flow of drugs to the brain, a frequent lack of translatability of preclinical study results in subsequent clinical trials and dose selection, and the product candidate having an effect that may be too small to be detected using the outcome measures selected in clinical trials or if the outcomes measured do not reach statistical significance. There are few approved therapeutic options available for patients with ALS and other neurodegenerative disorders. Our future success is highly dependent on the successful development and commercialization of AMX0035 and any other current or future product candidates for treating neurodegenerative and CNS disorders. Developing and commercializing AMX0035 and any other current or future product candidates for treatment of neurodegenerative and CNS disorders subjects us to a number of challenges, including ensuring that we have selected the optimal doses, executing an appropriate clinical trial to test for efficacy and obtaining and maintaining regulatory approval from the FDA and other comparable foreign regulatory authorities.

The regulatory approval processes of the FDA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for AMX0035 or any other current or future product candidates, our business will be substantially harmed.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of AMX0035 for our indications other than ALS or any future product candidates, including AMX0114, is susceptible to the risk of failure inherent at any stage of development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any other comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. [For example, our Phase 3 clinical trial of AMX0035 for the treatment of ALS failed to meet its primary and secondary endpoints.] Additionally, our expenses could increase if we are required by the FDA or any other comparable foreign regulatory authority to perform clinical trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of AMX0035 in additional indications and of AMX0114. It is possible that even if AMX0035 or any other current or future product candidate has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of AMX0035 or any other current or future product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by AMX0035 or any other current or future product candidate, or mistakenly believe that AMX0035 or any other current or future product candidates are toxic or not well-tolerated when that is not in fact the case.

AMX0035 and AMX0114 could fail to obtain regulatory approvals, and any of our future product candidates could fail to obtain regulatory approvals, for many reasons, including the following:

•
the FDA or other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials and may require additional data to support regulatory approval;
•
we may be unable to demonstrate to the satisfaction of the FDA or other comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication(s) and, if necessary, that a product candidate and any active components thereof are safe and effective for the proposed indication;

•
the results of clinical trials may not meet the level of statistical significance required by the FDA or other comparable foreign regulatory authorities for approval;
•
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
the FDA and comparable authorities in other countries may disagree with our interpretation of data from clinical trials or preclinical studies and our request may require additional trials or studies to support marketing approval;
•
the data collected from clinical trials of AMX0035 or any other current or future product candidates may not be sufficient to support the submission of an NDA or other submission to the FDA or other comparable foreign regulatory authority to obtain regulatory approval in the U.S. or elsewhere;
•
the FDA or other comparable foreign regulatory authorities may find deficiencies with clinical trial sites or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market AMX0035 or any future product candidate we develop, which would significantly harm our business, results of operations and prospects. There is no assurance that the endpoints and trial designs used for the approval of currently approved drugs for the treatment of neurodegenerative diseases will be acceptable for future approvals, including for AMX0035 and AMX0114. The FDA and other comparable foreign authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any product candidate that we develop. Even if we believe the data collected from past or future clinical trials of AMX0035 or any other current or future product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority.

The FDA reviews an NDA to determine whether the product is safe and effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. This finding can be substantiated based on two adequate and well-controlled studies, or in certain circumstances on a single, large, multicenter, adequate and well-controlled study that is very persuasive or from a single adequate and well-controlled study together with confirmatory evidence. The FDA may not agree that this standard is met. Accordingly, there can be no assurance that for AMX0035 or any other current or future product candidates the FDA and other regulatory agencies will not require additional clinical trials beyond what we may plan to conduct.

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

To obtain regulatory approval to commercialize AMX0035 and any other current or future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that such product candidates are safe and effective in humans. Preclinical and clinical testing are expensive and can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful, which could impact our ability to obtain regulatory approvals for AMX0035.

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
•
regulators, IRBs or other reviewing bodies may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, or the supply or quality of AMX0035 or any other current or future product candidate or other materials necessary to conduct clinical trials of AMX0035 or any other current or future product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and
•
the potential for approval policies or regulations of the FDA or any other applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

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

Negative or inconclusive impressions of the results from our earlier clinical trials of AMX0035 for the treatment of ALS or AD, or any other clinical trial or preclinical studies in animals that we have conducted, could mandate repeated or additional preclinical studies or clinical trials and could delay marketing approvals or result in changes to or delays in preclinical studies or clinical trials of AMX0035 in other indications. We do not know whether any clinical trials that we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market AMX0035 for our intended indications, or any future product candidate.

Our failure to successfully initiate and complete clinical trials of AMX0035 for WS, PSP, or potential additional indications and to demonstrate the efficacy and safety of AMX0035, including each component thereof, necessary to obtain regulatory approval to market AMX0035, would significantly harm our business and ability to continue developing and marketing AMX0035 for any indications. Our product candidate development costs will also increase if we experience delays in testing or obtaining and maintaining regulatory approvals and we may be required to obtain additional funds to complete clinical trials. We cannot assure you that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure our trials after they have begun. Significant clinical trial delays or the need for additional data from our clinical trials also could shorten any periods during which we may have the exclusive right to commercialize AMX0035 or any other current or future product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize such product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of AMX0035 or any future product candidate.

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us or any future collaboration partners from obtaining or maintaining approvals for the commercialization of AMX0035 for our intended indications as well as for any future product candidate we develop.

Any product candidate we may develop and the activities associated with its development and commercialization, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the U.S. and in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing that product candidate in a given jurisdiction. Although we have invested substantial time and resources to date in pursuit of regulatory approval and toward potential commercialization, we have only received regulatory approval for AMX0035 (RELYVRIO) in the U.S. and marketing authorization with conditions for AMX0035 (ALBRIOZA) in Canada, which products have since been removed from the market, and have not received any other regulatory approvals to market any product candidates from regulatory authorities in any jurisdiction, and it is possible that none of the product candidates we may seek to develop in the future will ever obtain regulatory approval. We have no experience in filing and supporting the applications necessary to gain marketing approvals and rely on third-party CROs or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity, efficacy and potency. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, in the U.S. and other foreign jurisdictions, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide during the review process that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of, or limit the approved labeling for, a product candidate. Additionally, the FDA has discretion to refer an application for a novel drug or a drug that presents difficult questions of safety or efficacy to an advisory committee. For example, our approval of RELYVRIO in the U.S. underwent two Advisory Committee reviews, which delayed ultimate approval.

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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial data in clinical trials may not be indicative of results obtained when such trials are completed. There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of AMX0035 or any other current or future product candidates. For example, the clinical results seen in the CENTAUR trial were different than the results seen in our global Phase 3 PHOENIX clinical trial. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for AMX0035 or any other current or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable foreign regulatory authorities. Additionally, certain clinical trials for AMX0035 and any other current or future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants. For example the number of patients suffering from WS, is small and, in some cases, has not been established with precision. If the actual number of patients with these diseases is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of AMX0035 or any other current or future product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Neurodegenerative diseases have particular challenges, including significant mobility issues, morbidities and other complications that have historically made retention in clinical trials more challenging. In the past, we have had discontinuations in our clinical trials, including in our CENTAUR trial and our PHOENIX trial, and their open label extensions. Discontinuations may occur in current or future trials and could result in delays of completion of our clinical trials and affect our ability to enroll additional patients in our clinical trials and impact the integrity of data from our clinical trials.

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

Any negative results we may report in clinical trials of AMX0035 or any future product candidate may also make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. For example, the PHOENIX trial did not meet its primary or secondary endpoints, which may discourage patients from participating in clinical trials of AMX0035 in other indications. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop AMX0035 in WS, PSP and additional indications and any other current or future product candidates, or could render further development impossible. Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, whether as a result of public health epidemics and related illness, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

Undesirable side effects caused by AMX0035, or any future product candidate, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our preclinical studies or clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In clinical trials of AMX0035 to date, AMX0035 has been generally well-tolerated, with most common treatment-emergent adverse events including diarrhea, abdominal pain, nausea, upper respiratory infection, constipation, headache, fatigue, proteinuria, and decreased appetite. In addition, it has been reported that patients experience a bad taste when taking AMX0035. In animal studies, administration of AMX0035 to rats throughout pregnancy and lactation resulted in increased offspring mortality at all doses tested, which were less than or similar to the clinical doses tested in our clinical trials. However, there can be no guarantee that we would observe a similar tolerability profile of AMX0035 future clinical trials for other indications. Many compounds that initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

If unacceptable or severe side effects arise in the development of AMX0035 or any other current or future product candidates, we, the FDA or comparable foreign regulatory authorities, the IRBs, or independent ethics committees at the institutions in which our trials are conducted, or the independent safety monitoring committee could suspend or terminate our clinical trials or regulatory authorities could order us to cease clinical trials or deny approval of AMX0035 or any other current or future product candidates for any or all targeted indications. Treatment-emergent side effects that are deemed to be drug-related could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Undesirable side effects in one of our clinical trials for AMX0035 in one indication could adversely affect enrollment in clinical trials, regulatory approval and commercialization of AMX0035 in other indications. Additionally, there may be negative findings regarding components of AMX0035 or future product candidates by other parties. Any negative findings by third parties may impact the future approvability or labeling of AMX0035 or other product candidates we may develop. In addition, side effects may not be appropriately recognized or managed by the treating medical staff. Inadequate training in recognizing or managing the potential side effects of AMX0035 or any future product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

Bitter taste was frequently observed in our clinical trials of AMX0035. While bitter taste, by itself, does not present a safety risk for patients, it may lead to higher levels of patient non-compliance, which could have the effect of reducing the observed efficacy of AMX0035 in our clinical trials, or limit its commercial adoption.

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

We are developing AMX0035 for the treatment of WS, PSP and other potential future indications for which there are currently limited or no available therapeutic options. It is possible for individuals or groups to target companies with disruptive social media campaigns related to a request for access to unapproved drugs for patients with significant unmet medical need. If we experience a similar social media campaign regarding our decision to provide or not provide access to AMX0035 or any of our future product candidates under an expanded access policy, our reputation may be negatively affected and our business may be harmed. For example, we announced that patients currently on therapy in the U.S. and Canada who, in consultation with their physician, wish to continue with RELYVRIO/ALBRIOZA can be transitioned to a free drug program; however, we do not know how long we will be able to offer such a program. If we end the supply of free drug to patients in this program, then we may be subject to adverse publicity and reputational harm, which could negatively impact our business.

In the past, media attention to individual patients’ expanded access requests has resulted in the introduction and enactment of legislation at the local and national level, including “Right to Try” laws, such as the federal Right to Try Act of 2017, which are intended to allow patients access to unapproved therapies earlier than traditional EAPs. A possible consequence of both activism and legislation in this area may be the need for us to initiate an EAP beyond that which we have submitted to the FDA or to make AMX0035 or any future product candidates more widely available sooner than anticipated.

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

If we fail to develop and commercialize AMX0035 for additional indications or fail to discover, develop or acquire and commercialize other product candidates, we may be unable to grow our business and our ability to achieve our strategic objectives would be impaired.

We are currently, and plan to continue to, evaluate AMX0035 in other indications other than ALS and develop other product candidates. We intend to evaluate internal opportunities from AMX0035 or other potential product candidates, and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from neurodegenerative diseases and CNS or other disorders with significant unmet medical needs and limited treatment options. These other potential product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or other applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

We may not be successful in our efforts to expand our pipeline by identifying additional product candidates or indications and modifications for which to investigate AMX0035 in the future. We may expend our limited resources to pursue particular product candidates or indications or formulations for AMX0035 and fail to capitalize on such product candidates or indications or formulations of AMX0035 that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are focused on specific indications and modifications for AMX0035 and AMX0114. As a result, we may fail to generate additional clinical development opportunities for AMX0035 for a number of reasons, including, that AMX0035 may in certain indications, on further study, be shown to have harmful side effects, limited to no efficacy, or other characteristics that suggest it is unlikely to receive marketing approval and achieve market acceptance in such additional indications.

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

Competitive products may reduce or eliminate the commercial opportunity for AMX0035 for our intended indications. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies or product candidates are more effective or safer than ours, our ability to develop and successfully commercialize AMX0035 may be adversely affected.

The clinical and commercial landscape for the treatment of neurodegenerative diseases is highly competitive and subject to rapid and significant technological change. We will face competition with respect to any future indications of AMX0035 or other drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are also a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drug candidates for the treatment of the indications that we are pursuing. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Following any approval for AMX0035 or any other future product candidate, we may face competition based on many different factors, including the efficacy, safety and tolerability of our products, the ease with which our products can be administered, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Existing and future competing products could present superior treatment alternatives, including being more effective, safer, less expensive or marketed and sold more effectively than any products we commercialize. Competitive products may make any products we commercialize obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

In addition, our competitors may obtain patent protection, regulatory exclusivities or regulatory approval and commercialize products more rapidly than we do, which may impact future approvals or sales of any of our product candidates that receive regulatory approval. Following approval by the FDA or other foreign regulatory bodies for the commercial sale of AMX0035 or any future product candidates, we will also be competing with respect to marketing capabilities and manufacturing efficiency. We expect competition among products will be based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capabilities, product price, reimbursement coverage by government and private third-party payors, regulatory exclusivities and patent position. Our profitability and financial position will suffer if our product candidates receive regulatory approval, but cannot compete effectively in the marketplace.

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

Obtaining and maintaining regulatory approval of AMX0035 and any future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S. and other jurisdictions, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., including Canada, and certain jurisdictions in the EU, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Even though we have obtained orphan drug designation for AMX0035 for the treatment of WS in the U.S., we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

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

We received orphan drug status for AMX0035 for the treatment of patients with WS in the U.S. in November 2020. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the other regulatory bodies from approving another marketing authorization application for the same drug for that time period. Another drug may receive marketing approval prior to AMX0035. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU may be reduced to six years if, at the end of the fifth year, it is demonstrated that a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. In the EU, during the ten-year period of orphan marketing exclusivity, neither the competent authorities of the EU Member States, the EMA, or the European Commission are permitted to accept applications or grant marketing authorization for similar medicinal products to the authorized orphan product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Legislation has been proposed by the European Commission that, if implemented, has the potential in some cases to shorten the ten-year period of orphan marketing exclusivity. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA and the EMA can subsequently approve another drug for the same condition before the expiration of the seven-year (or ten-year in the EU) exclusivity period if the FDA or the EMA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to AMX0035 for the treatment of WS, if we receive approval for AMX0035 for a modified or different indication, our current orphan designation may not provide us with exclusivity.

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn, and other product candidates may obtain approval before us and receive orphan drug exclusivity, which could block us from entering the market.

Even if we obtain orphan drug exclusivity for AMX0035, that exclusivity may not effectively protect us from competition because different drugs can be approved for the same condition before the expiration of the orphan drug exclusivity period. For example, even though AMX0035 is entitled to orphan drug exclusivity, that exclusivity may not prevent the approval of TURSO by the FDA or other regulatory authorities as a monotherapy treatment for WS if those regulatory agencies determine that TURSO is a different drug product from AMX0035I. In addition, the regulatory authorities may find that this monotherapy treatment is clinically superior to our fixed dose product and approve it even if we are granted orphan drug exclusivity. U.S. lawmakers have also recently raised the possibility that regulatory or legislative changes might need to be made to the Orphan Drug Act to foster competition. This includes the introduction of legislation that, if adopted into law, would require us to demonstrate to the FDA that AMX0035 would be economically unviable when facing competition to maintain our exclusivity.

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

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products. The use of AMX0035 by us and any collaborators in clinical trials, and the prior sales of AMX0035 in the U.S. and Canada and continued use pursuant to the free drug program may expose us to liability claims. Product liability claims may be brought against us or our partners by participants enrolled in our clinical trials, patients, health care providers, pharmaceutical companies, our collaborators or others using, administering or selling any of our future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities or be required to limit commercialization of AMX0035 or any other current or future product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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

Although we maintain product liability insurance coverage in the amount of up to $10.0 million in the aggregate, including clinical trial liability, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We may need to increase our insurance coverage as we commercialize AMX0035 in the U.S. and other jurisdictions, if approved, or any other current or future product candidate that receives regulatory approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of AMX0035 or any other current or future product candidates, which could harm our business, financial condition, results of operations and prospects.

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

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA and other regulatory bodies’ requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, any future collaborators and their contract manufacturers could fail to conform to cGMPs and be subject to periodic unannounced inspections by the FDA and other regulatory bodies to monitor and ensure compliance with cGMPs. Despite our efforts to inspect and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA or other authorities to be not in compliance with cGMP regulations, which may result in shutdown of the third-party vendor or invalidation of drug product lots or processes. In some cases, a product recall may be warranted or required, which would materially affect our ability to supply and market our drug products.

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

Risks Related to Our Dependence on Third Parties

We may seek to establish collaborations and, if we are not able to establish and maintain them on commercially reasonable terms, we may have to alter our development and future commercialization plans.

The advancement of AMX0035, and any other current or future product candidates and development programs or activities, will require substantial additional cash to fund expenses. For some indications of AMX0035, AMX0114 or other current or future product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies with respect to development and potential commercialization. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain regulatory approval for product candidates from foreign regulatory authorities, we may enter into collaborations with international biotechnology or pharmaceutical companies for the commercialization of such product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA or other comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop AMX0035, AMX0114 or any other current or future product candidates or bring them to market and generate product revenue.

Collaborations are complex and time-consuming to negotiate and document. Further, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Any collaboration agreements that we enter into in the future may contain restrictions on our ability to enter into potential collaborations or to otherwise develop specified product candidates. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs or activities, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or future commercialization activities at our own expense.

We have entered and may in the future enter into collaborations with third parties for the development and commercialization of AMX0035 or any other current or future product candidates, and our prospects with respect to AMX0035 and our other current or future product candidates will depend in significant part on the success of those collaborations.

We may rely on collaborations for the development and future commercialization of AMX0035 and any other current or future product candidates. For example, we may utilize a variety of distribution, collaboration and other marketing arrangements with one or more third parties to facilitate commercialization of AMX0035 or to identify novel drug candidates for neurodegenerative diseases. Our likely collaborators for any distribution, development, sales, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into such collaborations, we may have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of AMX0035 or any other current or future product candidates. Our ability to generate revenues from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

We rely on third parties to assist in conducting our clinical trials. If they do not perform satisfactorily, we may not be able to obtain regulatory approval or successfully commercialize AMX0035, AMX0114 or any other current or future product candidates, or such approval or commercialization may be delayed, and our business could be substantially harmed.

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

Further, although our reliance on these third parties for clinical development activities limits our control over these activities, we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. Moreover, the FDA and competent authorities of the EU Member States require us to comply with Good Clinical Practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and IRBs. If we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory body may require us to perform additional clinical trials before approving AMX0035, including for additional indications, or any other current or future product candidates, which would delay the regulatory approval process. We cannot be certain that, upon inspection, the FDA or other regulatory body will determine that any of our clinical trials comply with

GCPs. For example, our clinical trial sites and investigators have in the past and may in the future engage in protocol deviations which could impact the overall interpretability of the outcomes of our clinical trials. We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, such as ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development activities. These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical activities. If these third parties, including clinical investigators, do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, clinical data necessary for regulatory approvals for AMX0035, AMX0114 or any other current or future product candidates. If that occurs, we will not be able to, or may be delayed in our efforts to, successfully commercialize AMX0035, AMX0114 or any other current or future product candidates. In such an event, our financial results and the commercial prospects for AMX0035, AMX0114 or any other current or future product candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be delayed, impaired or foreclosed.

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

We currently engage third-party manufacturers to provide the APIs of AMX0035 and for the final drug product formulation of AMX0035 that is being used in our clinical trials and for expanded access and commercial supply (currently being supplied without cost to patients who remained on RELYVRIO or ALBRIOZA after April 4, 2024), and we engage separate third-parties for the blending and packaging of finished clinical materials. We must be able to demonstrate comparability of drug substance across suppliers along with stability data across suppliers. We currently rely on a single manufacturer to supply one of our APIs and a separate manufacturer to supply the other. Although we believe that there are several potential alternative manufacturers who could manufacture each of the APIs in AMX0035, we may incur added costs and delays in identifying and qualifying any such replacement. Moreover, the extent to which geopolitical events or global health crises may impact our ability to procure sufficient supplies for the development of AMX0035, and any other current or future products and product candidates will depend on whether the economic challenges caused by such events continue to impact the global economy and supply chains, among many other factors. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of AMX0035 or any other current or future product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of AMX0035, and the costs of manufacturing could be prohibitive.

Following our announcement to begin the process to voluntarily withdraw RELYVRIO and ALBRIOZA from the market, we entered into negotiations with each of our third-party manufacturers to redefine our relationship going forward. These negotiations are ongoing and may result in irreparable damage to our relationship with one or more suppliers, making our further development and potential commercialization challenging.

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

If we do not maintain our key manufacturing relationships, or if any of our contract manufacturers fail to perform their obligations, we may fail to find replacement manufacturers or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our products. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other foreign regulatory authorities.

Any change in manufacturer may also involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. In addition, we will need to verify that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of AMX0035 or any other current or future product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of AMX0035 or any other current or future product candidates. The facilities used by our contract manufacturers to manufacture AMX0035 or any other current or future product candidates must be evaluated by the FDA and certain other foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we may not be able to secure and/or maintain regulatory approval for our product manufactured at these facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or other comparable foreign regulatory authority finds deficiencies or does not approve these facilities for the manufacture of AMX0035 or any other current or future product candidates, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market AMX0035 or any other current or future product candidates, if approved. Furthermore, if we are required to change contract manufacturers, we will be required to verify that the new contract manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations, which could result in further costs and delays. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop AMX0035 or any other current or future product candidates and market our products, if approved.

The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with cGMPs. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop AMX0035 or any future product candidates and market our products following approval.

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

Risks Related to Commercialization of AMX0035 or Future Product Candidates

The market for AMX0035 for WS, PSP and other neurodegenerative diseases and for any other product candidates we are currently developing or may in the future develop or acquire may be smaller than we expect.

We focus our research and product development on treatments of neurodegenerative diseases, many of which are rare diseases with small addressable patient populations. We base our market opportunity estimates on a variety of factors, including our estimates of the number of people who have these diseases, the potential scope of our approved product labels, the subset of people with these diseases who have the potential to benefit from treatment with AMX0035 or any other current or future product candidates, various pricing scenarios, and our understanding of reimbursement policies for rare diseases in particular countries. These estimates are based on many assumptions and may prove incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. Estimating market opportunities can be particularly challenging for rare indications, such as the ones we currently address, as epidemiological data is often more limited than for more prevalent indications and can require additional assumptions to assess potential patient populations. If we are unable to identify patients and successfully commercialize AMX0035 or any other current or future product candidates with attractive market opportunities, our future product revenues may be smaller than anticipated, and our business may suffer.

Patient identification efforts also influence the ability to address a patient population. If efforts in patient identification are unsuccessful or less impactful than anticipated, for instance, because of a lack of diagnostic initiatives, inadequate disease awareness among healthcare professionals, difficulties in identifying and accessing patients outside of larger treatment centers or otherwise, we may not address the entirety of the opportunity we are seeking. As a result, patients may be difficult to identify and access, the addressable patient population in the countries in which we are seeking authorization and elsewhere may turn out to be lower than expected, or patients may not be otherwise amenable to treatment with our products, all of which would adversely affect our business, financial condition, results of operations and prospects.

If we are unable in the future to expand our sales, marketing, manufacturing and distribution capabilities or enter into agreements with third parties to market and sell AMX0035 or other current or future product candidates for which we obtain marketing approval, we will be unable to generate any additional product revenue.

To successfully commercialize any products that may result from our development activities or that we may acquire, we would need to continue to expand our sales, marketing, pharmacovigilance, manufacturing and distribution capabilities, either on our own or with others. RELYVRIO/ALBRIOZA, formerly sold in Canada and the U.S. for the treatment of ALS before being voluntarily withdrawn from the market, was the first product that we commercialized and built a global marketing and sales team for. The development of our own marketing and distribution effort was expensive and time-consuming and any efforts to do so in connection with our other product candidates may be expensive and time-consuming and could delay any further product launches. Moreover, we cannot be certain that we will be able to develop this capability successfully again in the future, despite our experience. We may enter into collaborations regarding any approved product candidates with other entities to utilize their established marketing and distribution capabilities, however, we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize AMX0035 or any other current or future product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We may also face competition in our search for third parties to assist us with the sales and marketing efforts of AMX0035 and any other current or future product candidates, if approved. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Even if any future product candidate of ours receives regulatory approval, it may fail to maintain the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for continued commercial success or to remain profitable.

Even if AMX0035 for the treatment of any indication, or any other current or future product candidate of ours, is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians may be reluctant to add AMX0035 or another product to their patients’ treatment regimen, or may cease to add AMX0035 or such product to their patients’ treatment regimen. Further, patients often acclimate to the treatment regime they are currently taking and do not want to add additional treatments unless their physicians recommend it. Further, patients may be unable to add AMX0035 or such other product to their treatment regimen due to lack of coverage and adequate reimbursement. In addition, even if we are able to demonstrate our product candidates’ safety and efficacy to the FDA and other regulators, safety or efficacy concerns in the medical community may hinder market acceptance. Our ability to proactively educate health care professionals and patients may be limited based on the marketing restrictions in a given jurisdiction, specifically as they relate to the particular labeling approved by the applicable health authority.

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

If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to the invalidity or non-infringement of any patents listed for our products in the Orange Book. If an infringement suit is timely filed by the NDA or patent holder, the FDA cannot finally approve the ANDA for 30 months unless a court decision in favor of the generic manufacturer is issued earlier. Three-year exclusivity is given to a drug if it contains an active moiety that has previously been approved, and the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are determined by the FDA to be essential to the approval of the NDA. This form of data exclusivity is known as New Clinical Investigation, or NCI, exclusivity. If AMX0035 is approved for future uses, such as WS or PSP, or if current and future candidates are approved with only NCI exclusivity, generic manufacturers may file their ANDAs anytime following approval of AMX0035 and seek to launch their generic products following the expiration of the three year market exclusivity period, even if we still have patent protection for our product.

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

AMX0035 or any other current or future product candidates for which we, or any future collaborators, obtain regulatory approval, as well as the manufacturing processes, post-approval studies, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA and other applicable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the U.S. We and our contract manufacturers will also be subject to user fees and periodic inspection by regulatory authorities to monitor compliance with these requirements and the terms of any product approval we may obtain. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indications or uses for which the product may be marketed or to the conditions of approval, including the requirement in the U.S. to implement a Risk Evaluation and Mitigation Strategy, or REMS.

The FDA and other regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Additionally, the FDA and other agencies, including the Department of

Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use. However, companies generally may share truthful and not misleading information that is otherwise consistent with a product’s approved labeling. If we, or any future collaborators, do not market AMX0035 or any of our other current or future product candidates for which we, or they, receive regulatory approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing if it is alleged that we are doing so. Violation of laws and regulations relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws, including the False Claims Act and any comparable foreign laws. In the EU, the direct-to-consumer advertising of prescription-only medicinal products is prohibited. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public, if approved, and may also impose limitations on our promotional activities with health care professionals.

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

If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for AMX0035 or any future approved products withdrawn or restricted by regulatory authorities, or we may voluntarily do so, and our ability to market AMX0035 or any future approved products, to develop AMX0035 in the U.S. or additional jurisdictions or for additional indications, and to develop and seek approval for additional product candidates could become limited, which could adversely affect our ability to achieve or sustain profitability. As a result, the cost of compliance with post-approval regulatory requirements may have a negative effect on our operating results and financial condition.

If we fail to obtain coverage and reimbursement for AMX0035 or any other current or future product candidates in new geographies, it could make it difficult for us to sell AMX0035 or any other current or future product candidates profitably.

The success of AMX0035 and any of our other current or future product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. Because AMX0035 and any other current or future product candidates represent new approaches to the treatment of the diseases they target, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, AMX0035 and any other current or future product candidates or for any product that we may develop. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to any current or future product candidates we may develop (e.g., for the administration of our product candidate to patients) is also important. Inadequate reimbursement for such services may lead to physician and payor resistance and adversely affect our ability to market or sell AMX0035 or any other current or future product candidates we may develop. In addition, we may need to develop new reimbursement models, in order to realize adequate value. Payors may not be able or willing to adopt such new models and patients may be unable to afford that portion of the cost that such models may require them to bear. If we determine such new models are necessary, but we are unsuccessful in developing them, or if payors do not adopt such models, our business, financial condition, results of operations and prospects could be adversely affected. For additional information on coverage and reimbursement, see the section entitled “Business—Government Regulation—Coverage and Reimbursement” in our 2023 Annual Report.

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

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Canada, the EU and other countries has and will continue to put pressure on the pricing and usage of drug products such as AMX0035 and any other current or future product candidates we may develop, if approved. We may also incur additional challenges when seeking reimbursement from public and private payers where AMX0035 or any future product candidate has been approved subject to post-marketing conditions. Moreover, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or might even prevent our commercial launch of the product, possibly for lengthy periods of time. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for product candidates. Accordingly, in markets outside the U.S., the reimbursement for AMX0035 and any other current or future product candidates we may develop may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits.

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see the section entitled “Business – Government Regulation – Current and Future U.S. Healthcare Reform Legislation” in our 2023 Annual Report.

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
•
the availability of capital.

These laws and future state and federal healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for AMX0035 or any other current or future product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. For example, the Inflation Reduction Act of 2022, or IRA, contains provisions that require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation. In addition, any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, sustain profitability or commercialize our product candidates.

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies conduct research, sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, see the section entitled “Business – Government Regulation - Other U.S. Healthcare Laws” in our 2023 Annual Report.

In the U.S., to help patients afford our approved product, we offer programs to assist them or support third-party organizations’ programs to assist patients, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In September 2014, the HHS Office of Inspector General, or OIG, issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.

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

Risks Related to Our Business Operations and Employee Matters

Our Restructuring Plan and associated organizational changes may not adequately reduce our operating costs or improve operating margins, may lead to additional workforce attrition, and may cause operational disruptions.

In April 2024, we began implementing our Restructuring Plan that is designed to focus our resources on key clinical and preclinical programs. The Restructuring Plan includes a reduction of our current workforce by approximately 70% and a decrease in external financial commitments outside of our priority areas. We estimate that we will incur severance and severance-related charges of approximately $19.1 million. The estimates of the charges and expenditures that we expect to incur in connection with the Restructuring Plan, and timing thereof, are subject to a number of assumptions and we may incur costs that are greater than we currently expect in connection with the Restructuring Plan.

The Restructuring Plan may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reduction in force, a reduction in morale among our remaining employees, greater-than-anticipated costs incurred in connection with implementing the Restructuring Plan, and the risk that we may not achieve the benefits from the Restructuring Plan to the extent or as quickly as we anticipate, all of which may have a material adverse effect on our results of operations or financial condition. These restructuring initiatives could place substantial demands on our management and employees, which could lead to the diversion of our management’s and employees’ attention from other business priorities. In addition, while certain positions have been eliminated in connection with the Restructuring Plan, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers, which could result in disruptions to our operations. We may also discover that the workforce reduction and other restructuring efforts will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. We may further discover that, despite the implementation of our Restructuring Plan, we may require additional capital to continue expanding our business, and we may be unable to obtain such capital on acceptable terms, if at all. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts, including the ongoing war between Russia and Ukraine, the Israel-Hamas war and escalating conflict in the Middle East, the upcoming U.S. presidential election and high inflation and interest rates, any of which could have a material adverse effect on our business, financial condition and results of operations.

U.S. and global markets have recently been experiencing volatility and disruption caused by economic uncertainty, including as a result of the ongoing Russia-Ukraine war and the effects of sanctions imposed on Russia as a result of the conflict, as well as the Israel-Hamas war and escalating conflict in the Middle East. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which contributed to record inflation globally. In addition, global markets may experience additional disruptions as a result of the current Israel-Hamas war and the escalating conflict in the Middle East. We are continuing to monitor inflation, the situations in Ukraine and Israel and global capital markets and assessing their potential impact on our business, including the impact on the supply chains we rely on for the manufacture of AMX0035 or any other current or future product candidates.

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

Our ability to compete in the biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Our industry has experienced a high rate of turnover of management personnel in recent years, which has also impacted our company. For example, in February 2024, our then Chief Human Resource Officer, Debra Canner, was replaced by Linda Arsenault as our current Chief Human Resource Officer. Replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully.

Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key employees on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by other entities and may have commitments under consulting or advisory contracts with those entities that may limit their availability to us. If we are unable to continue to attract and retain highly qualified personnel, our ability to develop AMX0035 or any other current or future product candidates will be limited.

We only have a limited number of employees to manage and operate our business.

In April 2024, we began implementing a Restructuring Plan to reduce our workforce by 70%. Our Restructuring Plan and our focus on research and the development of our product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, from January 7, 2022, the first day that our stock traded on the Nasdaq Global Select Market, through March 31, 2024, our stock has traded within a range of a high price of $41.93 and a low price of $2.67 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

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
•
withdrawal of products from the market;
•
changes in laws or regulations applicable to current or future product candidates, including but not limited to clinical trial requirements for approvals;
•
the failure to obtain coverage and adequate reimbursement of current or future product candidates, if approved;
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
•
general political, geographical, and economic conditions, including the impact of global health crises such as the COVID-19 pandemic, historically high inflation, rising interest rates, the ongoing wars in Ukraine and Israel and the upcoming U.S. presidential election; and
•
other events or factors, many of which are beyond our control.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, increases in the rate of inflation and interest rates and uncertainty about economic stability, including most recently in connection with the wars in Ukraine and Israel and the upcoming U.S. presidential election. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events such as the wars in Ukraine and Israel. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 30, 2024, we had outstanding 68,005,749 shares of common stock, which may be resold in the public market immediately without restriction, unless held by our affiliates. Moreover, holders of approximately 12.1 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Accordingly, stockholders must rely on capital appreciation, if any, for any return on their investment.

We have never declared nor paid cash dividends on our capital stock. We currently plan to retain all of our recent or any future earnings, if any, to finance the operation, development and growth of our business. In addition, the terms of any future debt or credit agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

We, our collaborators, our CROs, third-party logistics providers, distributors and other contractors and consultants utilize IT systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware, viruses, social engineering, spamming or other means, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have generally been increasing in frequency and sophistication. Cyber-attacks also could include phishing attempts or e-mail fraud to, for example, cause payments or information to be transmitted to an unintended recipient. We and some of our third-party collaborators have in the past and may in the future experience cyber security attacks. These threats pose a risk to the security of our, our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems or to which they have access. Any cyber-attack, data breach, security incident or destruction, misuse, or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws, and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the U.S. and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that maybe imposed and could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed, ongoing or future clinical trials for AMX0035 or any of our future product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches or incidents and may incur reputational harm and significant additional expense, including to implement further data protection or remedial measures, from fines and penalties or other liability, and from loss of existing and future business.

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

We are currently involved in securities class action litigation and could be subject to additional securities class action litigation in the future.

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

We may also become subject to additional securities class action lawsuits in the future. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, no officer or director of the Company (as defined in Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

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

10.1*#	Amended and Restated Non-Employee Director Compensation Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

AMYLYX PHARMACEUTICALS, INC.

Date: May 9, 2024	By:	/s/ Joshua B. Cohen
Joshua B. Cohen
Co-Chief Executive Officer

	By:	/s/ Justin Klee
Justin Klee
Co-Chief Executive Officer

	By:	/s/ James M. Frates
James M. Frates
Chief Financial Officer