Form 10-Q
period 2024-06-30
Amylyx Pharmaceuticals, Inc.
filed 2024-08-08
CIK 1658551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2024, the registrant had 68,082,468 shares of common stock, $0.0001 par value per share, outstanding.

AMYLYX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, express or implied statements about:

•
our ability to obtain regulatory approvals of AMX0035 in Wolfram syndrome, progressive supranuclear palsy, or PSP, or any other indications, avexitide, or any other current or future product candidates;
•
the timing, progress and results of our research and development activities, preclinical studies and clinical trials, including our Phase 2b/3 global clinical trial of AMX0035 for the treatment of PSP known as the ORION trial, our Phase 2 clinical trial of AMX0035 for the treatment of Wolfram syndrome known as the HELIOS trial, and the anticipated Phase 3 clinical program for avexitide in post-bariatric hypoglycemia, or PBH, as well as any other development efforts, preclinical studies and clinical trials for our current and any future product candidates;
•
our ability to successfully commercialize and market our product candidates, if approved, and the timing of any commercialization and marketing efforts;
•
our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately and to produce sufficient quantities of clinical and, if needed, commercial supplies;
•
the market size, opportunity, demand and growth potential for our current and any future product candidates, if approved;
•
our ability to build and maintain our own sales and marketing capabilities, or seek collaborative partners, to commercialize our current and any future product candidates, if approved;
•
our ability to obtain funding for our operations;
•
the timing to implement our restructuring plan and our ability to refocus our operations on our revised priorities;
•
our ability to retain the continued service of our key executives and to identify, hire and retain additional qualified professionals;
•
our ability to successfully complete our ongoing or planned clinical trials of AMX0035 and avexitide and to advance any other current or future product candidates into, and successfully complete, preclinical studies and clinical trials;
•
our ability to successfully recruit and enroll suitable patients in our clinical trials;
•
the timing or likelihood of the accomplishment of various scientific, clinical, regulatory filings and approvals and other product development objectives;
•
the rate and degree of market acceptance of AMX0035, avexitide and any other current or future product candidates, if approved, by physicians, patients, third-party payors and others in the medical community;
•
the implementation of our business model and strategic plans for our business, products, product candidates and technology;
•
our ability to identify, evaluate, in-license and develop additional products or product candidates to complement our existing pipeline and ability to successfully incorporate acquired assets into our existing pipeline;
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
•
the effect of global financial and economic conditions and geopolitical events, including heightened and fluctuating interest rates and inflation, foreign exchange fluctuations, particularly the Pound Sterling to U.S. Dollar, the risk of economic slowdown or recession in the United States, instability in the banking system, overall market volatility in the United States or the United Kingdom, including as a result of, among other factors, the ongoing war between Russia and Ukraine, the Israel-Hamas war and escalating conflict in the Middle East, the upcoming presidential election in the United States, including political unrest, or similar events, on our business; and
•
other statements about future events, including those listed under the section titled “Risk Factors”.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$74,999	$170,201
Short-term investments	234,813	201,161
Accounts receivable, net	4,091	40,050
Inventories	—	38,323
Prepaid expenses and other current assets	12,819	14,931
Total current assets	326,722	464,666
Property and equipment, net	1,473	2,686
Restricted cash equivalents	719	719
Operating lease right-of-use assets	2,769	3,725
Long-term inventories	—	44,957
Other assets	479	701
Total assets	$332,162	$517,454
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,955	$22,061
Accrued expenses	62,757	57,724
Operating lease liabilities, current portion	2,369	2,257
Total current liabilities	70,081	82,042
Operating lease liabilities, net of current portion	772	1,980
Total liabilities	70,853	84,022
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 68,079,057 and 67,707,432 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	757,841	738,177
Accumulated deficit	(496,442)	(304,949)
Accumulated other comprehensive (loss) income	(97)	197
Total stockholders’ equity	261,309	433,432
Total liabilities and stockholders’ equity	$332,162	$517,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenue, net	$(1,023)	$98,216	$87,620	$169,644
Operating expenses:
Cost of sales	8	5,580	5,953	10,863
Cost of sales - inventory impairment and loss on firm purchase commitments	7,410	—	117,871	—
Research and development	23,347	29,044	59,955	53,236
Selling, general and administrative	21,647	43,391	79,406	87,397
Restructuring expenses	22,851	—	22,851	—
Total operating expenses	75,263	78,015	286,036	151,496
(Loss) income from operations	(76,286)	20,201	(198,416)	18,148
Other income, net:
Interest income	4,069	3,887	8,395	7,605
Other expense, net	(483)	(81)	(1,230)	(343)
Total other income, net	3,586	3,806	7,165	7,262
(Loss) income before income taxes	(72,700)	24,007	(191,251)	25,410
Provision for income taxes	—	1,933	242	1,763
Net (loss) income	$(72,700)	$22,074	$(191,493)	$23,647

Net (loss) income per share
Basic	$(1.07)	$0.33	$(2.82)	$0.35
Diluted	$(1.07)	$0.31	$(2.82)	$0.34
Weighted-average shares used in computing net (loss) income per share
Basic	68,024,929	67,233,617	67,939,642	66,976,871
Diluted	68,024,929	70,132,040	67,939,642	70,471,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(72,700)	$22,074	$(191,493)	$23,647
Other comprehensive (loss) income
Foreign currency translation (loss) gain	(43)	(18)	(201)	60
Net unrealized gain (loss) on available-for-sale securities	23	(79)	(93)	(46)
Other comprehensive (loss) income	(20)	(97)	(294)	14
Comprehensive (loss) income	$(72,720)	$21,977	$(191,787)	$23,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	67,707,432	$7	$738,177	$197	$(304,949)	$433,432
Issuance of common stock upon exercise of stock options	49,618	—	147	—	—	147
Issuance of common stock upon vesting of RSUs	218,537	—	—	—	—	—
Stock-based compensation expense	—	—	9,924	—	—	9,924
Other comprehensive loss	—	—	—	(274)	—	(274)
Net loss	—	—	—	—	(118,793)	(118,793)
Balance as of March 31, 2024	67,975,587	$7	$748,248	$(77)	$(423,742)	$324,436
Issuance of common stock upon exercise of stock options	59,981	—	23	—	—	23
Issuance of common stock upon vesting of RSUs	43,489	—	—	—	—	—
Stock-based compensation expense	—	—	9,570	—	—	9,570
Other comprehensive loss	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(72,700)	(72,700)
Balance as of June 30, 2024	68,079,057	$7	$757,841	$(97)	$(496,442)	$261,309

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	66,512,011	$7	$694,906	$(86)	$(354,220)	$340,607
Issuance of common stock upon exercise of stock options	451,298	—	2,777	—	—	2,777
Issuance of common stock upon vesting of RSUs	132,294	—	—	—	—	—
Stock-based compensation expense	—	—	7,580	—	—	7,580
Other comprehensive loss	—	—	—	111	—	111
Net income	—	—	—	—	1,573	1,573
Balance as of March 31, 2023	67,095,603	$7	$705,263	$25	$(352,647)	$352,648
Issuance of common stock upon exercise of stock options	226,138	—	1,687	—	—	1,687
Issuance of common stock upon vesting of RSUs	32,676	—	—	—	—	—
Stock-based compensation expense	—	—	10,053	—	—	10,053
Other comprehensive loss	—	—	—	(97)	—	(97)
Net income	—	—	—	—	22,074	22,074
Balance as of June 30, 2023	$67,354,417	$7	$717,003	$(72)	$(330,573)	$386,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows (used in) provided by operating activities:
Net (loss) income	$(191,493)	$23,647
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	19,494	17,451
Depreciation expense	523	485
Accretion of investment discounts, net	(5,760)	(4,886)
Inventory impairment and loss on firm purchase commitments	117,871	—
Other non-cash items	827	—
Changes in operating assets and liabilities:
Accounts receivable, net	35,958	(18,167)
Inventories	(9,253)	(32,636)
Interest receivable	421	(356)
Prepaid expenses and other current assets	1,657	(1,318)
Operating lease right-of-use assets	957	881
Other assets	217	—
Accounts payable	(17,087)	18,455
Accrued expenses	(20,305)	971
Operating lease liabilities	(1,096)	(990)
Net cash (used in) provided by operating activities	(67,069)	3,537
Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(156)	(528)
Purchases of investments	(231,986)	(9,756)
Proceeds from maturities of short-term investments	204,000	189,500
Net cash (used in) provided by investing activities	(28,142)	179,216
Cash flows provided by financing activities:
Follow-on offering costs paid	—	(136)
Proceeds from exercise of stock options and RSUs vesting	1,493	5,663
Withholding taxes paid on stock-based awards	(1,335)	(3,103)
Net cash provided by financing activities	158	2,424
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(149)	57
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(95,202)	185,234
Cash, cash equivalents and restricted cash equivalents, beginning of period	170,920	63,245
Cash, cash equivalents and restricted cash equivalents, end of period	$75,718	$248,479
Supplemental disclosure of cash flow information:
Taxes withheld on stock-based awards included in accrued expenses	$12	$67
Purchases of property and equipment included in accounts payable	$—	$81
Income taxes paid	$281	$2,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business

Amylyx Pharmaceuticals, Inc., together with its wholly owned subsidiaries, known as Amylyx or the Company, is a biotechnology company that is committed to the discovery and development of new treatment options for communities with high unmet needs, including people living with serious and fatal diseases. The Company has preclinical or clinical development programs underway in neurodegenerative, neuroendocrine and endocrine diseases.

On July 9, 2024, Amylyx completed the acquisition of avexitide for the potential treatment of hyperinsulinemic hypoglycemia, a disease of the endocrine system. Avexitide is an investigational, first-in-class glucagon-like peptide-1, or GLP-1, receptor antagonist that has been evaluated in five clinical trials for post-bariatric hypoglycemia, or PBH, and has also been studied in congenital hyperinsulinism, or HI, two indications characterized by hyperinsulinemic hypoglycemia. The U.S. Food and Drug Administration, or FDA, has granted avexitide breakthrough therapy designation for both indications, rare pediatric disease designation in congenital HI, and orphan drug designation for the treatment of hyperinsulinemic hypoglycemia (which includes PBH and congenital HI). Amylyx expects to begin the Phase 3 program for avexitide in PBH in the first quarter of 2025.

The Company is also investigating AMX0035, developed by Amylyx, in both neurodegenerative and neuroendocrine diseases where endoplasmic reticulum, or ER, stress and mitochondrial dysfunction are implicated, including progressive supranuclear palsy, or PSP, and Wolfram syndrome. The Company dosed the first participant in the HELIOS trial, a Phase 2 trial of AMX0035 for the treatment of Wolfram syndrome, in April 2023. Amylyx plans to present the HELIOS topline data for all 12 participants at Week 24, including all of the longer-term data available for participants who have reached their Week 36 or Week 48 visit at that time, at a medical meeting this fall. The Company is engaging with stakeholders, including the FDA, and planning for a single Phase 3 clinical trial and will share additional details on the clinical trial design once finalized. The Company dosed the first participant in the ORION trial, a Phase 2b/3 global clinical trial of AMX0035 for the treatment of PSP, in December 2023. Data from an interim analysis of the ORION are expected in mid-2025. The Company is also advancing additional drug candidates developed by Amylyx for neurodegenerative diseases including AMX0114, a potent antisense oligonucleotide targeting inhibition of Calpain-2, a key contributor to the axonal (also known as Wallerian) degeneration pathway. The Company is preparing to initiate a multiple ascending dose clinical trial of AMX0114 in people living with ALS in the second half of 2024.

In April 2024, the Company announced it had started a process with the FDA and Heath Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ (AMX0035) for amyotrophic lateral sclerosis, or ALS, and remove the product from the market in the U.S. and Canada based on topline results from the global Phase 3 PHOENIX trial, which failed to meet its prespecified primary and secondary endpoints. The Company will continue to collect available data on survival and to share learnings from PHOENIX to help inform future ALS research. Amylyx is planning to wind down the Open Label Extension by the end of 2024. Separately, the PHOENIX survival data collection efforts will continue at the encouragement of ALS specialists.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, the outcome of preclinical studies and clinical trials, potential difficulties with or delays in timing with respect to regulatory approval processes, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, ability to secure additional capital to fund operations, and risks associated with the economic challenges caused by economic uncertainty in various global markets caused by geopolitical instability and conflict. The Company and its contractors may experience disruptions in supply of items that are essential for its research and development activities, including, for example, raw materials and bulk drug substances that the Company imports from Europe and Canada used in the manufacturing of AMX0035, avexitide and any additional or future product candidates.

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

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, or ASU 2023-09, to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-09, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for the Company beginning the year ended December 31, 2024. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

3. PRODUCT REVENUE, NET

To date, the Company’s only source of product revenue had been from sales of RELYVRIO, known as ALBRIOZA in Canada. Significant judgment was required in estimating GTN adjustments considering historical experience, payer channel mix (e.g., Medicare or Medicaid), current contract prices under applicable programs, unbilled claims and processing time lags and inventory levels in the distribution channel. In April 2024, the Company announced it had started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ and remove the product from the market in the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial. As a result, the Company did not generate significant revenue from product sales for the three months ended June 30, 2024. The following table reconciles gross product revenue to net product revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenue, gross	$605	$108,405	$114,265	$192,958
GTN adjustments	(1,628)	(10,189)	(26,645)	(23,314)
Product revenue, net	$(1,023)	$98,216	$87,620	$169,644

The activity and ending reserve balance for GTN adjustments were as follows for the six months ended June 30, 2024 and 2023 (in thousands):

	Chargebacks and Cash Discounts	Medicaid and Medicare Rebates	Other Rebates, Returns, Discounts and Adjustments	Total
Ending balance at December 31, 2023	$3,143	$4,946	$11,073	$19,162
Provision related to sales in the current year	4,983	3,504	20,916	29,403
Adjustments related to prior period sales	(1,696)	—	(1,062)	(2,758)
Credits and payments made	(6,430)	(7,664)	(8,828)	(22,922)
Ending balance at June 30, 2024	$—	$786	$22,099	$22,885

	Chargebacks and Cash Discounts	Medicaid and Medicare Rebates	Other Rebates, Returns, Discounts and Adjustments	Total
Ending balance at December 31, 2022	$648	$1,992	$1,664	$4,304
Provision related to sales in the current year	10,053	6,516	7,147	23,716
Adjustments related to prior period sales	—	(236)	(166)	(402)
Credits and payments made	(5,831)	(4,294)	(5,988)	(16,113)
Ending balance at June 30, 2023	$4,870	$3,978	$2,657	$11,505

Included in the ending reserve balance for GTN adjustments are chargebacks resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from the Company, discounts to customers for prompt payment and estimates for product returns. Chargebacks, discounts and returns are recorded as reductions of accounts receivable, net on the condensed consolidated balance sheets to the extent there are receivable balances to reduce. If there are net balance owed to customers, they are recorded as a component of accrued expenses on the condensed consolidated balance sheets. In addition, included in the ending reserve balance for GTN adjustments are Medicaid and Medicare rebates, other rebates for obligations under voluntary patient assistance programs, and accrued fees payable to customers. Medicaid and Medicare rebates, other rebates and fees are recorded as a component of accrued expenses on the condensed consolidated balance sheets.

4. SHORT-TERM INVESTMENTS

The Company has classified all of its marketable securities at June 30, 2024 as “available-for-sale”. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included as a separate component of other accumulated comprehensive income (loss). There were no realized gains or losses recognized during the three and six months ended June 30, 2024 and 2023.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific identification method. The Company includes interest and dividends on securities classified as available-for-sale in interest income. Accrued interest receivable relating to the Company's available-for-sale securities is presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, and amounted to less than $0.1 million and $0.5 million at June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, there were no securities in an unrealized loss position for greater than 12 months. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of June 30, 2024.

Short-term investments, which are classified as available-for-sale, consisted of the following (in thousands):

Balance at June 30, 2024:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury bills	$234,842	$1	$(30)	$234,813
Total short-term investments	$234,842	$1	$(30)	$234,813

Balance at December 31, 2023:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury bills	$196,098	$67	$—	$196,165
U.S. agency bonds	4,999	—	(3)	4,996
Total short-term investments	$201,097	$67	$(3)	$201,161

5. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$—	$53,144
Work in process	—	18,945
Finished goods	—	11,191
Total inventories	$—	$83,280

In April, 2024, the Company announced it had started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ and remove the product from the market in the U.S. and Canada based on topline results from the global Phase 3 PHOENIX trial. As a result, the Company recorded approximately $92.5 million of charges associated with the write-down of inventory for the six months ended June 30, 2024. Inventory write-downs for the six months ended June 30, 2023 were immaterial.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued external research and development	$7,466	$12,625
Accrued benefits and incentive compensation	6,067	16,790
Accrued manufacturing	9,008	1,652
Accrued consulting and other professional fees	2,424	6,506
Accrued returns, rebates and co-pay assistance	22,059	16,063
Accrued royalties	—	3,111
Accrued loss on future purchase commitments	12,604	—
Accrued restructuring expenses	2,648	—
Other accrued expenses	481	977
Total accrued expenses	$62,757	$57,724

7. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$536	$—	$—	$536
Short-term investments:
Treasury bills	234,813	—	—	234,813
Total short-term investments	234,813	—	—	234,813
Restricted cash equivalents	719	—	—	719
Total financial assets	$236,068	$—	$—	$236,068

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$76,710	$—	$—	$76,710
Short-term investments:
Treasury bills	196,165	—	—	196,165
U.S. agency bonds	—	4,996	—	4,996
Total short-term investments	196,165	4,996	—	201,161
Restricted cash equivalents	719	—	—	719
Total financial assets	$273,594	$4,996	$—	$278,590

The Company classifies its money market funds and treasury bills as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices for identical assets in active markets without any valuation adjustment. The Company classifies its U.S. agency bonds as Level 2 assets under the fair value hierarchy, as these assets have been valued using information obtained through a third-party pricing service at each balance sheet date, using observable market inputs for similar assets that may include trade information, broker or dealer quotes, bids, offers, or a combination of these data sources.

8. Stock Option and Grant Plan

Stock Incentive Plan

General Option Information

A summary of option activity for the six months ended June 30, 2024, is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	9,823,248	$18.39	7.9	$27,639
Granted	3,053,811	$8.56
Exercised	(109,599)	$1.54		$745
Cancelled or forfeited	(2,025,321)	$20.73
Outstanding at June 30, 2024	10,742,139	$15.33	7.9	$287
Options exercisable as of June 30, 2024	5,147,314	$15.72	6.9	$272
Options unvested as of June 30, 2024	5,594,825	$14.95	8.9	$15
Weighted average grant-date fair value of options granted during the period	$5.62

The aggregate intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 was $0.7 million and $16.2 million, respectively.

The total fair value of stock options vested during the six months ended June 30, 2024 and 2023 was $23.7 million and $19.9 million, respectively.

Restricted Stock Unit Activity

A summary of restricted stock unit activity for the six months ended June 30, 2024, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	1,112,542	$24.80
Granted	2,816,142	$8.82
Vested	(263,901)	$24.37
Forfeited	(753,883)	$20.23
Nonvested as of June 30, 2024	2,910,900	$10.56

Summary of Stock-Based Compensation Expense

Stock-based compensation expense for the three and six months ended June 30, 2024 and 2023, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2,449	$2,535	$5,161	$4,426
Selling, general and administrative	7,121	7,415	14,333	13,025
Total stock-based compensation expense	$9,570	$9,950	$19,494	$17,451

The following table summarizes unrecognized stock-based compensation expense as of June 30, 2024, by type of awards (in thousands), and the weighted-average period over which that expense is expected to be recognized (in years). The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	June 30, 2024
	Unrecognized Expense	Weighted-average Recognition Period
Stock options	$53,765	2.48
Restricted stock units	$26,996	2.92

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

A summary of the numerator and denominators used in the computation of earnings per share follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(72,700)	$22,074	$(191,493)	$23,647
Denominator:
Weighted-average shares used to compute basic net (loss) income per share	68,024,929	67,233,617	67,939,642	66,976,871
Dilutive effect of employee stock options and restricted stock units	—	2,898,423	—	3,494,950
Weighted-average shares used to compute diluted net (loss) income per share	68,024,929	70,132,040	67,939,642	70,471,821
Net (loss) income per share
Basic	$(1.07)	$0.33	$(2.82)	$0.35
Diluted	$(1.07)	$0.31	$(2.82)	$0.34

Because the Company reported a net loss for the three and six months ended June 30, 2024, basic and diluted net loss per share attributable to common stockholders were the same. All stock options and restricted stock units were excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact for the three and six months ended June 30, 2024. The following stock options and restricted stock units outstanding at each period end have been excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	10,742,139	5,831,498	10,742,139	3,198,508
Restricted stock units	2,910,900	567,671	2,910,900	85,658
Total excluded common stock equivalents	13,653,039	6,399,169	13,653,039	3,284,166

10. Commitments and Contingencies

Letter of Credit

Restricted cash equivalents consist of $0.2 million of cash serving as collateral for a letter of credit issued for the Company’s office space, and $0.5 million as collateral for a corporate credit card program. As of June 30, 2024 and December 31, 2023, the Company’s restricted cash equivalents balance was $0.7 million on its condensed consolidated balance sheets.

Legal Proceedings

On February 9, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers (Shih v. Amylyx Pharmaceuticals, Inc., et al., Case Number 1:24-CV-00988, or the Shih Complaint). Plaintiff filed an amended complaint on June 24, 2024. The Shih Complaint asserts a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and a claim under Section 20(a) against certain current and former officers as alleged controlling persons. The Shih Complaint alleges that defendants made materially false and misleading statements related to the commercial results and prospects for RELYVRIO. The Shih Complaint seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the court deems appropriate. The Company intends to defend against the Shih Complaint vigorously, and filed a motion to transfer venue on July 11, 2024. On July 12, 2024, the court granted the motion to transfer, ordering the clerk to transfer the case to the United States District Court for the District of Massachusetts, or the Order. The parties await a new docket number and assigned judge in light of the Order regarding the transfer to the District of Massachusetts. At this time, an estimate of the impact, if any, of the claims made in the Shih Complaint cannot be made.

Royalty Payments

Between August 2016 and February 2019, the Company entered into grant agreements with the ALS Association, ALS Finding a Cure Foundation, Alzheimer’s Drug Discovery Foundation, Alzheimer’s Association and Cure Alzheimer’s Fund, or Grantors. Under the terms of the respective grant agreements among the Company, Alzheimer’s Drug Discovery Foundation, the Alzheimer’s Association, and Cure Alzheimer’s Fund, the Company will make royalty payments up to the maximum amount of $15.0 million to each Grantor (or $45.0 million in aggregate). As the conditions that would trigger royalty payments under the agreements have not occurred, no amounts have been recorded in the condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023.

Purchase Commitments

The Company enters into agreements in the normal course of business with contract manufacturing organizations for raw material purchases and manufacturing services. As disclosed in Note 18 Commitments and Contingencies to the Company's financial statements for the year ended December 31, 2023, including in the Company’s Annual Report on Form 10-K, as of December 31, 2023, the Company had committed approximately $195.0 million under these agreements related to raw material purchases and manufacturing services, which were expected to be paid through 2028. While these commitments are estimates and are subject to changes based on the outcomes of ongoing negotiations with the contract manufacturing organizations, as of June 30, 2024, the Company estimated approximately $31.7 million of obligations under these agreements, which are expected to be paid through 2025. The actual obligations may differ from these estimates, and such differences will be reflected in the Company's financial statements in future periods as they become known.

The Company recognized a loss on purchase commitments of $7.4 million and $25.3 million for the three and six months ended June 30, 2024, respectively, which was recorded to cost of sales on the condensed consolidated statement of operations and as part of accrued expenses on the condensed consolidated balance sheet. The purchase commitment loss is based on an estimate of future commitments related to supply agreements with third party vendors for which the Company does not expect to have related sales.

11. Restructuring

In April 2024, the Company announced a restructuring plan designed to focus the Company’s resources on key clinical and preclinical programs, or the Restructuring Plan. The Restructuring Plan includes a reduction in force which is expected to reduce the Company’s workforce by approximately 70% and a decrease in external financial commitments outside of its priority areas. The Company substantially completed the Restructuring Plan in the second quarter of 2024.

Restructuring expense consists primarily of employee severance and termination benefits, contract termination costs, impairment of long-lived assets and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. According to ASC 420, Exit or Disposal Cost Obligations, one-time employee severance and termination benefits are expensed at the date the entity notifies the employee of the plan, unless the employee must provide future service, in which case the benefits are expensed in the period when the service ends. One-time termination benefits primarily include severance, continuation of health insurance coverage, and other benefits such as outplacement support services for a specified period of time.

In connection with the Restructuring Plan, the Company performed an impairment evaluation of its long-lived assets resulting in an impairment charge of $0.9 million in three months ended June 30, 2024 related to the impairment of capitalized internal-use software.

Restructuring expenses for the three months ended June 30, 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Severance and employee benefit costs	$21,812	$—	$21,812	$—
Contract termination costs, impairment of assets and other costs	$1,039	—	$1,039	—
Total	$22,851	$—	$22,851	$—

The Company’s accrued restructuring expenses were $2.6 million and are included in accrued expenses on its condensed consolidated balance sheet as of June 30, 2024. These expenses are expected to be paid through December 31, 2024.

12. Subsequent Events

On July 9, 2024, the Company completed the acquisition of substantially all the assets and interests in the development, manufacture and commercialization of avexitide from Eiger BioPharmaceuticals, Inc., (the “Seller”), for $35.1 million, subject to final adjustment. As part of the transaction, the Company assumed certain contractual obligations from the Seller, including royalty obligations between 4% and 7% on future sales owed to certain academic institutions and individuals.

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

Overview

We are a biotechnology company that is committed to the discovery and development of new treatment options for communities with high unmet needs, including people living with serious and fatal diseases. We have preclinical and clinical development programs underway in neurodegenerative, neuroendocrine and endocrine diseases. Our pipeline of programs includes avexitide for the treatment of hyperinsulinemic hypoglycemia, AMX0035 for the treatment of Wolfram syndrome, AMX0035 for the treatment of progressive supranuclear palsy, or PSP, and AMX0114, our antisense oligonucleotide targeting calpain-2 for the treatment of amyotrophic lateral sclerosis, or ALS.

On July 9, 2024, we completed the acquisition of substantially all the assets and interests in the development, manufacture and commercialization of avexitide from Eiger BioPharmaceuticals, Inc., Eiger or the Seller, for $35.1 million, subject to final adjustment. Avexitide is an investigational, first-in-class glucagon-like peptide-1, or GLP-1, receptor antagonist that has been evaluated in five clinical trials for post-bariatric hypoglycemia (PBH) and has also been studied in congenital hyperinsulinism, or HI, two indications characterized by hyperinsulinemic hypoglycemia. The U.S. Food and Drug Administration, or FDA, has granted avexitide breakthrough therapy designation for both indications, rare pediatric disease designation in congenital HI, and orphan drug designation for the treatment of hyperinsulinemic hypoglycemia (which includes PBH and congenital HI). Avexitide is designed to bind to the GLP-1 receptor on pancreatic islet beta cells and block the effect of GLP-1 to mitigate hypoglycemia by decreasing insulin secretion and stabilizing glucose levels. In PBH, an indication with no approved treatment options impacting approximately 160,000 people in the U.S., excessive GLP-1 can lead to the hypersecretion of insulin and subsequent severe hypoglycemic events, including autonomic and neuroglycopenic symptoms if left unaddressed. Avexitide was generally well tolerated, with a favorable safety profile replicated across five clinical trials in people with PBH.

In previous Phase 2 and Phase 2b studies in PBH, avexitide showed statistically significant reductions in hypoglycemic events characterized by low blood glucose, including severe hypoglycemic events with altered mental and/or physical function requiring assistance. FDA guidance for industry in diabetes combined with initial FDA feedback specific to the pivotal Phase 3 program of avexitide for PBH suggest that reduction in hypoglycemia events could be an endpoint to support approval following positive results from a pivotal Phase 3 clinical trial. We expect to begin a Phase 3 program for avexitide in PBH in the first quarter of 2025 with topline data anticipated in 2026. We are actively engaging in discussions with the broader congenital HI community to develop a path forward.

AMX0035 is a specially formulated oral fixed-dose combination of sodium phenylbutyrate, or PB, and taurursodiol, or TURSO, developed to target a broad range of neurodegenerative diseases. AMX0035 was developed by Amylyx and is designed to mitigate neurodegeneration by simultaneously targeting endoplasmic reticulum, or ER, stress and mitochondrial dysfunction, two connected central pathways that lead to cell death and neurodegeneration. We have shown in multiple models that AMX0035 can keep neurons alive under a variety of different conditions and stresses. These conditions include in vitro models of neurodegeneration, ER stress, mitochondrial dysfunction, oxidative stress and various other disease-specific models, as well as in vivo models of ALS, Wolfram syndrome, Alzheimer’s disease, or AD, and multiple sclerosis, or MS. Trials of AMX0035 in AD and ALS have shown the ability to reduce markers associated with neurodegenerative diseases in clinical trials, including a reduction of tau, a key protein aggregate shared across several neurodegenerative diseases, and YKL-40, a marker of neuroinflammation, respectively.

The safety profile of AMX0035 has been well established in clinical trials and post-marketing surveillance. Thousands of adults have been treated with AMX0035 whether through clinical trials across several neurodegenerative conditions and in post-approval settings. AMX0035 has been generally well-tolerated and the most common adverse reactions were gastrointestinal side effects (e.g. diarrhea, nausea, constipation, decreased appetite, abdominal pain, flatulence), occurring more often in the first 3 weeks of treatment and were generally nonserious. The benefit-risk balance of AMX0035 remains favorable for ongoing clinical development programs.

We are investigating AMX0035 in neurodegenerative and neuroendocrine diseases where ER stress and mitochondrial dysfunction are implicated, including PSP and Wolfram syndrome.

Wolfram syndrome is a rare, progressive genetic disease caused by mutations in the WFS1 gene that cause ER stress and mitochondrial dysfunction, leading to multi-organ cell dysfunction and death. We believe Wolfram syndrome impacts approximately 3,000 people in the U.S. Researchers from the Washington University School of Medicine in St. Louis, in collaboration with Amylyx, published preclinical data exploring the potential of AMX0035 as a novel therapeutic approach for Wolfram syndrome in the peer-reviewed Journal of Clinical Investigation Insight. These data showed that AMX0035 had the ability to dampen the impact of ER stress and mitochondrial dysfunction across patient-derived beta cells and neurons impacted by WFS1 mutations, and thereby potentially stabilizing and in some cases improving cellular functioning and viability. Amylyx announced that the FDA granted orphan drug designation to AMX0035 for the treatment of Wolfram syndrome in November 2020.

In April 2024, we announced interim data from the HELIOS trial, an ongoing, open-label Phase 2 study designed to evaluate if AMX0035 slows progression of diabetic, visual, and other measures in people living with Wolfram syndrome and to evaluate safety and tolerability. The interim analysis performed was based on a data cutoff as of March 5, 2024 and included all participants who completed their Week 24 assessments as of the cutoff (n=8). The primary efficacy endpoint of the trial measures change from baseline in C-peptide, an established, objective laboratory measure of pancreatic beta cell function and glycemic control, assessed using a Mixed Meal Tolerance Test (MMTT). Secondary and exploratory outcomes include the measurement of other diabetic responses and other domains affected by the disease. The interim data from eight participants who received 24 weeks of treatment demonstrated that AMX0035 had a clinically meaningful effect on key outcomes including preliminary overall improvement in glucose control measures, visual acuity measures and disease burden in adult participants living with Wolfram syndrome, where disease progression was expected. The safety profile of AMX0035 was consistent with that observed in other populations in which the drug has been extensively studied. We plan to present the HELIOS topline data from the HELIOS trial for all 12 participants at Week 24, including all of the longer-term data available for participants who have reached their Week 36 or Week 48 visit at that time, at a medical meeting this fall. We are engaging with stakeholders, including the FDA, and planning for a single Phase 3 clinical trial and will share additional details on the clinical trial design once finalized.

PSP is a rare neurodegenerative disorder that affects body movements, walking, balance and eye movement and is characterized by widespread neurodegeneration associated with tau protein deposition in subcortical regions of the brain. Based on in vitro, in vivo and clinical data, AMX0035 may influence tau pathology, a key hallmark in people living with PSP. Genetic evidence indicates that a risk factor for PSP may be the unfolded protein response activated in disease-affected regions of the brain. PB has been shown to upregulate and recruit chaperone proteins, stabilize protein folding, and reduce ER stress and the unfolded protein response, while TURSO has been shown to inhibit tau phosphorylation induced by metabolic stress. In addition to preclinical data on PB and TURSO individually, PB and TURSO combined have shown a synergistic effect in targeting the hallmark pathways of neurodegeneration to simultaneously prevent or slow neuronal cell death. There are currently no approved therapies for the treatment of PSP, and the disease is reported to affect seven in 100,000 people worldwide. We are pursuing this indication based on AMX0035’s mechanism, preclinical data, and the tau reduction seen in the Phase 2 PEGASUS trial of AMX0035 in AD.

The ORION trial, a Phase 2b/3 global trial of AMX0035 for the treatment of PSP, remains ongoing. The primary efficacy endpoint of the ORION trial evaluates disease progression as measured by the rate of change on the 28-item Progressive Supranuclear Palsy Rating Scale (PSPRS), total score at Week 52, an established and validated endpoint in PSP clinical trials. Secondary efficacy endpoints are disease progression as measured by a modified 10-item PSPRS score and motor aspects of activities of daily life as measured by the Movement Disorder Society-Unified Parkinson's Disease Rating Scale Part 2 (MDS-UPDRS Part II). Exploratory outcomes include changes in activities of daily living, cognitive function, quality of life, overall survival, brain regional volumes, fluid biomarkers of neuronal injury/inflammation, and caregiver burden. Safety and tolerability will be evaluated by assessing the frequency of treatment emergent adverse events (TEAEs) and serious adverse events (SAEs). Data from an interim analysis of the ORION study of AMX0035 in PSP are expected in mid-2025.

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

To that end, we have completed the IND-enabling studies of AMX0114, a potent antisense oligonucleotide targeting inhibition of Calpain-2, a key contributor to the axonal (also known as Wallerian) degeneration pathway. Axonal degeneration has been recognized as an important early contributor to the clinical presentation and pathogenesis of ALS and other neurodegenerative diseases. Calpain-2 is considered an essential protein in the process of axonal degeneration and has been repeatedly linked to neurofilament biology in published studies. Preclinical studies completed to date have shown that AMX0114 can achieve potent, dose-dependent, and durable knockdown of CAPN2 mRNA expression and Calpain-2 protein levels in human motor neurons. Moreover, in preclinical efficacy studies, treatment with AMX0114 reduced extracellular neurofilament light chain levels following neurotoxic insult in induced pluripotent stem cell (iPSC)-derived human motor neurons, and improved survival of iPSC-derived human motor neurons harboring ALS-linked, pathogenic TDP-43 mutations. Neurofilament is a broadly researched biomarker in ALS. We are moving forward with our plans and are preparing to initiate a multiple ascending dose clinical trial of AMX0114 in people living with ALS in the second half of 2024.

On April 4, 2024, we announced we had started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ (sodium phenylbutyrate and taurursodiol [also known as ursodoxicoltaurine]; also known as AMX0035) for the treatment of ALS and remove the product from the market in the U.S. and Canada. This decision was informed by topline results from the global Phase 3 PHOENIX trial, which failed to meet its prespecified primary and secondary endpoints, engagement with regulatory authorities, and discussions with the ALS community. As of April 4, 2024, RELYVRIO/ALBRIOZA was no longer available for new patients. Patients who were currently on therapy in the U.S. and Canada who, in consultation with their physician, wished to stay on treatment had the option to be transitioned to a free drug program. We will continue to collect available data on survival and to share learnings from PHOENIX to help inform future ALS research. We are planning to wind down the Open Label Extension by the end of 2024. Separately, the PHOENIX survival data collection efforts will continue at the encouragement of ALS specialists.

Since inception, we have devoted a substantial amount of our efforts to research and development and pre-commercialization and commercialization activities, including recruiting management and technical staff, raising capital, producing materials for preclinical studies and clinical trials, and building infrastructure to support such activities. As of June 30, 2024, we have funded our operations primarily through public offerings of our common stock, private sales of preferred stock, convertible notes, and through revenue from sales of RELYVRIO and ALBRIOZA in the U.S. and Canada, respectively.

As of June 30, 2024, we had cash, cash equivalents and short-term investments of $309.8 million. In April 2024, we announced a restructuring to focus our financial resources on upcoming clinical milestones. Under the restructuring, we started the process to reduce our workforce by approximately 70% and decreased external financial commitments outside of our priority areas. We believe that with these changes, our existing cash, cash equivalents and short-term investments as of June 30, 2024, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least one year from the issuance of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.

We will continue to incur significant expenses as we advance avexitide, AMX0035, AMX0114 and advance or acquire any future product candidates through preclinical and clinical development, setup and initiate additional trials, hire additional clinical, scientific, management and administrative personnel, seek regulatory approval and pursue commercialization of any approved product candidates. We may also incur expenses related to business development activities, such as in-licensing of product candidates.

We expect to finance our near-term operations through our existing cash, cash equivalents and short-term investments and if needed, the sale of equity, debt financings or other capital sources, including potential collaborations with other companies, royalty financings, or other strategic transactions. Our inability to raise capital or secure other funding as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances that our current operating plan will be achieved or that additional funding, if required, will be available on terms acceptable to us, or at all.

Components of Our Results of Operations

Product Revenue, Net

Product revenue, net recognized during the three and six months ended June 30, 2024 and 2023 primarily relates to units of ALBRIOZA and RELYVRIO sold in Canada and the U.S., respectively. In April, 2024, we announced we had started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ and remove the product from the market in the U.S. and Canada based on topline results from the global Phase 3 PHOENIX trial. As a result, we will not generate revenue from the sale of RELYVRIO®/ALBRIOZA™ in future periods.

Operating Expenses

Cost of Sales

Cost of sales consists primarily of costs associated with the manufacturing of RELYVRIO, ALBRIOZA, certain period costs and losses on purchase commitments with contract manufacturing organizations. Following our announcement of a process to discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ and remove the product from the market in the U.S. and Canada, we will not report product cost of sales in future periods.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of AMX0035, avexitide, AMX0114 and other potential future product candidates. We expense research and development costs as incurred. These expenses include:

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

Research and development activities are central to our business model. Product candidates such as AMX0035 in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, such as AMX0114, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. We expect that our research and development expenses will continue to increase in connection with our planned clinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of AMX0035, avexitide and any future product candidates. Our clinical development costs may vary significantly based on factors such as:

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

The successful development and commercialization of AMX0035, avexitide and any other current or future product candidates is highly uncertain, due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

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
•
the availability of drug substance and drug product for use in production of AMX0035 or other product candidates;
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

A change in the outcome of any of these variables with respect to the development of AMX0035, avexitide or any other current or future product candidates could have a significant impact on the cost and timing associated with the development of our product candidates. We may never succeed in obtaining or maintaining, as applicable, regulatory approval for AMX0035, avexitide or any other current or future product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, sales, marketing, as well as administrative functions. Selling, general and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax, compliance with Section 404 of the Sarbanes-Oxley Act, or Section 404, and administrative consulting services; corporate insurance costs; administrative travel expenses; sales and marketing expenses; information technology; charitable donations to independent charitable foundations; facility-related and other operating costs. In April 2024, we announced the Restructuring Plan designed to focus our resources on key clinical and preclinical programs. The restructuring includes a reduction in force which is expected to reduce our workforce by approximately 70% and a decrease in external financial commitments outside our priority areas. As a result, we anticipate that our selling, general and administrative expenses will decrease in 2024 as compared to 2023.

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

Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We continue to maintain a full valuation allowance against all of our deferred tax assets based on management’s evaluation of all available evidence, including our history of incurring significant losses from operations. As a result, we don’t expect to incur material income taxes for the foreseeable future.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Product revenue, net	$(1,023)	$98,216	$(99,239)	(101)%
Operating expenses:
Cost of sales	8	5,580	(5,572)	(100)%
Cost of sales - inventory impairment and loss on firm purchase commitments	7,410	—	7,410	*NM
Research and development	23,347	29,044	(5,697)	(20)%
Selling, general and administrative	21,647	43,391	(21,744)	(50)%
Restructuring expenses	22,851	—	22,851	(*NM
Total operating expenses	75,263	78,015	(2,752)	(4)%
(Loss) income from operations	(76,286)	20,201	(96,487)	(478)%
Other income, net:
Interest income	4,069	3,887	182	5%
Other expense, net	(483)	(81)	(402)	496%
Total other income, net	3,586	3,806	(220)	(6)%
(Loss) income before income taxes	(72,700)	24,007	(96,707)	(403)%
Provision for income taxes	—	1,933	(1,933)	(100)%
Net (loss) income	$(72,700)	$22,074	$(94,774)	(429)%

Product Revenue, Net and Cost of Sales

On April 4, 2024, we announced we had started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ and remove the product from the market in the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial. As a result, we did not generate significant revenue from product sales for the three months ended June 30, 2024 and the balance primarily represents GTN adjustments reflecting actual rebate and return activity during the period. For the three months ended June 30, 2023, product revenue, net was primarily related to units of RELYVRIO and ALBRIOZA sold in the U.S. and Canada.

Cost of sales for the three months ended June 30, 2024 were primarily related to losses on firm purchase commitments. For the three months ended June 30, 2023, cost of sales consisted of costs to procure, manufacture and distribute units of RELYVRIO and ALBRIOZA in the U.S. and Canada.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
AMX0035 – ALS	$8,112	$15,028	$(6,916)	(46)%
AMX0035 – PSP	3,086	1,211	1,875	155%
Payroll and personnel-related	7,989	10,464	(2,475)	(24)%
Other	4,160	2,341	1,819	78%
	$23,347	$29,044	$(5,697)	(20)%

Research and development expenses were $23.3 million for the three months ended June 30, 2024, compared to $29.0 million for the three months ended June 30, 2023. During these periods, most of our research and development expenses were related to the development and clinical trials of AMX0035. The decrease was primarily due to a $6.9 million decrease in spending on AMX0035 for the treatment of ALS due to the completion of the Phase 3 PHOENIX trial, which failed to meet its prespecified primary and secondary endpoints, and a $2.5 million decrease in payroll and personnel-related primarily related to a decrease in the number of employees as a result of the Restructuring Plan. The decrease in research and development expenses was offset by a $1.9 million increase in spending on AMX0035 for the treatment of PSP and a $1.8 million increase in other costs. The increase in spending on

AMX0035 for the treatment of PSP was primarily related to costs to support the continuation of the ORION Phase 2b/3 global clinical trial, and the increase in other costs were primarily due to an increase in preclinical development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.6 million for the three months ended June 30, 2024 compared to $43.4 million for the three months ended June 30, 2023. The decrease was primarily due to a decrease of $12.1 million in payroll and personnel-related costs, a decrease of $6.7 million in consulting and professional services and a decrease of $3.0 million in other expenses. The decrease in payroll and personnel-related costs was primarily related to a decrease in the number of employees as a result of the Restructuring Plan. The decrease in consulting and professional services is primarily due to a decrease in commercial sales and marketing activity as a result of removing RELYVRIO®/ALBRIOZA™ from the market in the U.S. and Canada based on topline results from the global Phase 3 PHOENIX trial. The decrease in other expenses is primarily due decrease in activity to wind down commercial operations.

Restructuring Expenses

During the three months ended June 30, 2024, restructuring expenses were approximately $22.9 million which includes employee severance and termination benefits of approximately $21.8 million, contract termination costs, impairment of long-lived assets and other costs of $1.0 million. We substantially completed the Restructuring Plan in the second quarter of 2024.

Provision for Income Taxes

We recorded an income tax provision of zero and $1.9 million for the three months ended June 30, 2024 and 2023, respectively. The absence of an income tax provision for the three months ended June 30, 2024 was driven by the estimated effective tax rate for the year. The income tax benefit for the three months ended June 30, 2023 was primarily driven by the estimated annual effective tax rate for the year, as well as discrete income tax benefit of $0.1 million.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Product revenue, net	$87,620	$169,644	$(82,024)	(48)%
Operating expenses:
Cost of sales	5,953	10,863	(4,910)	(45)%
Cost of sales - inventory impairment and loss on firm purchase commitments	117,871	—	117,871	(*NM
Research and development	59,955	53,236	6,719	13%
Selling, general and administrative	79,406	87,397	(7,991)	(9)%
Restructuring expenses	22,851	—	22,851	(*NM
Total operating expenses	286,036	151,496	134,540	89%
(Loss) income from operations	(198,416)	18,148	(216,564)	(1,193)%
Other income, net:
Interest income	8,395	7,605	790	10%
Other expense, net	(1,230)	(343)	(887)	259%
Total other income, net	7,165	7,262	(97)	(1)%
(Loss) income before income taxes	(191,251)	25,410	(216,661)	(853)%
Provision for income taxes	242	1,763	(1,521)	(86)%
Net (loss) income	$(191,493)	$23,647	$(215,140)	(910)%

Product Revenue, Net

Product revenue, net was $87.6 million for the six months ended June 30, 2024, compared to $169.6 million for the six months ended June 30, 2023. During these periods, product revenue, net was primarily related to units of RELYVRIO and ALBRIOZA sold in the U.S. and Canada, respectively. On April 4, 2024, we announced we had started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ and remove the product from the market in the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial. As a result, we did not generate significant revenue from product sales in the second quarter of 2024.

Cost of Sales

Cost of sales were $123.8 million for the six months ended June 30, 2024, compared to $10.9 million for the six months ended June 30, 2023. During these periods, cost of sales consisted of costs to procure, manufacture and distribute our marketed products, RELYVRIO and ALBRIOZA. On April 4, 2024, we announced we had started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ and remove the product from the market in the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial. As a result, the Company recorded approximately $117.9 million of charges associated with the write-down of inventory and losses on firm purchase commitments for the six months ended June 30, 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
AMX0035 – ALS	$22,099	$28,903	$(6,804)	(24)%
AMX0035 – PSP	7,282	1,211	6,071	501%
Payroll and personnel-related	22,858	19,398	3,460	18%
Other	7,716	3,724	3,992	107%
	$59,955	$53,236	$6,719	13%

Research and development expenses were $60.0 million for the six months ended June 30, 2024, compared to $53.2 million for the six months ended June 30, 2023. During these periods, most of our research and development expenses were related to the development and clinical trials of AMX0035. The increase was primarily due to a $6.1 million increase in spending on AMX0035 for the treatment of PSP, a $3.5 million increase in payroll and personnel-related costs and a $4.0 million increase in other costs. The increase in spending on AMX0035 for the treatment of PSP was primarily related to costs to support the continuation of the ORION Phase 2b/3 global clinical trial. The increase in payroll and personnel-related costs was primarily due to an increase in the number of employees supporting research and development efforts and the increase in other costs were primarily due to an increase in preclinical development activities. This increase was offset by a $6.8 million decrease in spending on AMX0035 for the treatment of ALS due to the completion of the Phase 3 PHOENIX trial, which failed to meet its prespecified primary and secondary endpoints.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $79.4 million for the six months ended June 30, 2024 compared to $87.4 million for the six months ended June 30, 2023. The decrease was primarily due to a decrease of $8.6 million in payroll and personnel-related costs and a decrease of $4.2 million in consulting and professional services, offset by an increase of $4.8 million in other expenses. The decrease in payroll and personnel-related costs was primarily related to a decrease in the number of employees as a result of the Restructuring Plan. The decrease in consulting and professional services is primarily due to a decrease in commercial sales and marketing activity as a result of removing RELYVRIO®/ALBRIOZA™ from the market in the U.S. and Canada based on topline results from the global Phase 3 PHOENIX trial. The increase in other expenses is primarily due to an increase in spending for operations as a public company and other expenses.

Restructuring Expenses

During the six months ended June 30, 2024, restructuring expenses were approximately $22.9 million which includes employee severance and termination benefits of approximately $21.8 million, contract termination costs, impairment of long-lived assets and other costs of $1.0 million. We substantially completed the Restructuring Plan in the second quarter of 2024.

Provision for Income Taxes

We recorded an income tax provision of $0.2 million and an income tax benefit of $1.8 million for the six months ended June 30, 2024 and 2023, respectively. The income tax provision for the six months ended June 30, 2024 was driven by discrete income tax expense of $0.2 million. The income tax benefit for the six months ended June 30, 2023 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax benefit of $0.3 million.

Liquidity and Capital Resources

Sources of Liquidity

In the second half of 2022, we began generating revenue from the sale of our approved drug product RELYVRIO, known as ALBRIOZA in Canada. In April 2024, we announced that we had started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ for the treatment of ALS and remove the product from the market in the U.S. and Canada. As of April 4, 2024, RELYVRIO/ALBRIOZA was no longer available for new patients. We also announced the Restructuring Plan designed to focus our resources on key clinical and preclinical programs. The Restructuring Plan includes a reduction in force which is expected to reduce our workforce by approximately 70% and a decrease in external financial commitments outside of our priority areas. We substantially completed the Restructuring Plan in the second of 2024. To date, we have financed our operations primarily through revenue from the sale of our approved products, the sale and issuance of common stock, convertible preferred stock and convertible notes. As of June 30, 2024, we had cash, cash equivalents and short-term investments of $309.8 million.

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

Capital Resources and Uses

We expect to incur significant expenses in connection with our ongoing activities, particularly as we advance the preclinical activities, manufacturing and clinical trials of AMX0035, avexitide and any other current or future product candidates or acquire or in-license additional product candidates or products. In addition, we expect to continue to incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Because we no longer qualify as an emerging growth company as defined in the JOBS Act and we are currently considered an accelerated filer, we are no longer currently entitled to rely on exemptions from certain compliance requirements that are applicable to companies that are emerging growth companies including, among other requirements, the auditor attestation requirements of Section 404(b) and reduced reporting requirements. We expect to incur significant expenses as we:

•
continue our research and development efforts, including our ongoing Phase 3 trial of AMX0035 in PSP and our ongoing Phase 2 trial of AMX0035 for the treatment of Wolfram syndrome;
•
continue our research and development efforts of avexitide in PBH and conduct clinical trials of avexitide;
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

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates and programs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•
the scope, progress, results and costs of drug discovery, laboratory testing, preclinical and clinical development for AMX0035, avexitide and any future product candidates;
•
the costs, timing and outcome of any future commercialization activities, including manufacturing, marketing, sales and distribution costs;
•
the length and results of negotiations with contract manufacturing organizations;
•
the costs, timing and outcome of regulatory review of AMX0035, avexitide and any future product candidates;
•
our ability to establish and maintain collaborations, marketing, distribution and license agreements on favorable terms, if at all;
•
our ability to enroll clinical trials in a timely manner and to quickly resolve any delays or clinical holds that may be imposed on our development activities;
•
timing delays with respect to preclinical and clinical development of AMX0035, avexitide and any future product candidates, including as result of any future outbreak of any highly infectious or contagious diseases;
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

Cash Flows

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net cash (used in) provided by operating activities	$(67,069)	$3,537	$(70,606)	(1,996)%
Net cash (used in) provided by investing activities	(28,142)	179,216	(207,358)	(116)%
Net cash provided by financing activities	158	2,424	(2,266)	(93)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(149)	57	(206)	(361)%
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	$(95,202)	$185,234	$(280,436)	(151)%

Operating Activities

During the six months ended June 30, 2024, operating activities used $67.1 million of cash, primarily resulting from our net loss of $191.5 million, $5.8 million net accretion of discounts on investments and $8.5 million of net cash used by changes in our operating assets and liabilities, offset by $117.9 million of inventory impairment and loss on firm purchase commitments and $19.5 million of non-cash stock-based compensation expense.

Net cash used by changes in our operating assets and liabilities primarily consisted of a $36.0 million decrease in accounts receivable, net, offset by a $9.3 million increase in inventory capitalized during the period, net of inventory written-off, a decrease of $20.3 million in accrued expenses and a $17.1 million decrease in accounts payable.

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

Investing Activities

During the six months ended June 30, 2024, net cash used by investing activities was $28.1 million, resulting primarily from $232.0 million of purchases of short-term investments during the period, offset by $204.0 million of investments that matured.

During the six months ended June 30, 2023, net cash provided by investing activities was $179.2 million, resulting primarily from $189.5 million of investments that matured, partially offset by $9.8 million of purchases of short-term investments during the period.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $0.2 million. This amount consisted primarily of $0.2 million of proceeds from exercises of stock options and vesting of stock awards, net of withholding taxes paid on stock-based awards.

During the six months ended June 30, 2023, net cash provided by financing activities was $2.4 million. This amount consisted primarily of $2.6 million of proceeds from exercises of stock options and vesting of stock awards, net of employee taxes paid on these awards.

Contractual Obligations and Commitments

We enter into agreements in the normal course of business with CMOs for raw material purchases and manufacturing services. As disclosed in Note 18 Commitments and Contingencies on our Annual Report on Form 10-K, as of December 31, 2023, we had committed approximately $195.0 million under these agreements related to raw material purchases and manufacturing services, which were expected to be paid through 2028. While these commitments are estimates and are subject to changes based on the outcomes of ongoing negotiations with the contract manufacturing organizations, as of June 30, 2024, we estimated approximately $31.7 million of obligations under these agreements, which are expected to be paid through 2025. The actual obligations may differ from these estimates, and such differences will be reflected in our financial statements in future periods as they become known.

We recognized a loss on purchase commitments of $7.4 million and $25.3 million for the three and six months ended June 30, 2024, respectively, which was recorded to cost of sales on the condensed consolidated statement of operations and as part of accrued expenses on the condensed consolidated balance sheet. The purchase commitment loss is based on an estimate of future commitments related to supply agreements with third party vendors for which we do not expect to have related sales.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $309.8 million and $371.4 million, respectively. Our cash equivalents are invested primarily in bank deposits and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Foreign Currency and Currency Translation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with vendors that are located outside of the U.S. As a result, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2024 and 2023. However, inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel.

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

Our management, with the participation of our principal executive officers and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officers and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While we experienced changes in personnel resulting from our Restructuring Plan, these changes did not necessitate changes in internal control process design or operation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 9, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company and certain of our current and former officers (Shih v. Amylyx Pharmaceuticals, Inc., et al., Case Number 1:24-CV-00988, or the Shih Complaint). Plaintiff filed an amended complaint on June 24, 2024. The Shih Complaint asserts a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and a claim under Section 20(a) against certain current and former officers as alleged controlling persons. The Shih Complaint alleges that defendants made materially false and misleading statements related to the commercial results and prospects for RELYVRIO. The Shih Complaint seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the court deems appropriate. The Company intends to defend against the Shih Complaint vigorously, and filed a motion to transfer venue on July 11, 2024. On July 12, 2024, the court granted the motion to transfer, ordering the clerk to transfer the case to the United States District Court for the District of Massachusetts, or the Order. The parties await a new docket number and assigned judge in light of the Order regarding the transfer to the District of Massachusetts. At this time, an estimate of the impact, if any, of the claims made in the Shih Complaint cannot be made.

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

Summary of Risk Factors

Risks Related to Our Financial Position and Need for Capital

•
We have ceased marketing and selling our only commercial product from the market in the U.S. and Canada and will therefore not continue to generate revenue from this product for the treatment of ALS. We expect to generate significant losses for the foreseeable future.
•
We will not return to profitability unless and until we successfully commercialize any of our current or future product candidates.
•
We have a limited operating history and, following the withdrawal of RELYVRIO and ALBRIOZA, do not have any commercial products, which may make it difficult to evaluate the prospects for our future viability.
•
We may require substantial additional funding in the future to meet our financial needs and to pursue our business objectives. If we are unable to obtain funding if and when needed, we could be forced to delay, reduce or eliminate our product discovery and development activities or commercialization efforts.

Risks Related to the Discovery and Development of Our Current and Future Product Candidates

•
We currently depend heavily on the success of AMX0035, one of our most advanced product candidates and avexitide, our recently acquired product candidate. If we are unable to successfully complete late-stage trials, obtain regulatory approvals for, and successfully commercialize, AMX0035 or avexitide, or experience significant delays in doing so, our business may be materially harmed.
•
The delay or denial of regulatory approval for our current or any future product candidates in any jurisdiction could adversely impact our business and our results of operations, and could cause us delay or even cease operations.
•
AMX0035 is a fixed-dose combination drug product and certain regulatory authorities may require a demonstration that each component makes a contribution to the claimed effects in addition to demonstrating that the combination is safe and effective for the intended population.
•
We have historically concentrated our research and development efforts on the treatment of neurodegenerative and CNS disorders, a field that has seen very limited success in product development, and have only recently further expanded upon our existing development efforts in the endocrine and metabolic field.

•
The regulatory approval processes of the FDA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to maintain or obtain regulatory approval for any current or future product candidates, our business will be substantially harmed.

Risks Related to Our Dependence on Third Parties

•
We may seek to establish collaborations and if we are not able to establish and maintain them on commercially reasonable terms, we may have to alter our development and future commercialization plans.
•
We have entered and may in the future enter into collaborations with third parties for the development and commercialization of AMX0035, avexitide or any other current or future product candidates, and our prospects with respect to AMX0035, avexitide and our other current or future product candidates will depend in significant part on the success of those collaborations.
•
We rely on third parties to assist in conducting our clinical trials. If they do not perform satisfactorily, we may not be able to obtain regulatory approval or successfully commercialize AMX0035, avexitide, or any other current or future product candidates, or such approval or commercialization may be delayed, and our business could be substantially harmed.

Risks Related to Commercialization of AMX0035, Avexitide or Future Product Candidates

•
The market for AMX0035 for Wolfram syndrome, PSP and other neurodegenerative diseases and of avexitide for post-bariatric hypoglycemia, or PBH, and congenital hyperinsulinism, or congenital HI, and for any other product candidates we are currently developing or may in the future develop or acquire may be smaller than we expect.
•
If we are unable in the future to expand our sales, marketing, manufacturing and distribution capabilities or enter into agreements with third parties to market and sell AMX0035, avexitide or other current or future product candidates for which we obtain marketing approval, we will be unable to generate any additional product revenue.
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
•
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts, including the ongoing war between Russia and Ukraine, the Israel-Hamas war and escalating conflict in the Middle East, the upcoming U.S. presidential election, events related thereto, such as changes to candidates or political unrest or otherwise, and high inflation and interest rates, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
•
We are continuously evaluating and pursuing strategic transactions, and may pursue strategic transactions in the future that are aligned with our mission in to improve our underlying business performance. For example, we have recently completed the acquisition of avexitide, and may in the future seek to acquire additional assets.

Risks Related to Our Common Stock

•
Unstable market, economic, political and geographical conditions may have serious adverse consequences on our business, financial condition and stock price.

Risks Related to Our Financial Position and Need for Capital

We have ceased marketing and selling our only commercial product from the market in the U.S. and Canada and will therefore not continue to generate revenue from this product for the treatment of ALS. We expect to generate significant losses for the foreseeable future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have invested substantial resources into our product development efforts of AMX0035, and toward the commercialization of AMX0035 as RELYVRIO for ALS, which was approved by the FDA, and ALBRIOZA, which received marketing authorization with conditions from Health Canada. We voluntarily discontinued the marketing authorizations for RELYVRIO/ALBRIOZA(AMX0035) for ALS and remove the product from the market in the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial, which failed to meet its prespecified primary and secondary endpoints. Following the withdrawal of RELYVRIO/ALBRIOZA from the market in the US and Canada, respectively, we do not have any products approved for commercial sale and we will continue to incur significant research and development and other expenses related to clinical development and potential approvals for our current and future product candidates, including for AMX0035 in additional indications other than ALS, for avexitide, and for ongoing operations. Since our inception, we have devoted the majority of our financial resources and efforts to research and development, including preclinical studies and our clinical trials, preparation for commercialization and commercialization activities. Our financial condition and operating results, including our revenues, expenses and net income (loss), have in the past and are likely in the future to fluctuate significantly from quarter to quarter and year to year. For example, we generated revenues of $380.8 million in 2023 as a result of sales of RELYVRIO/ALBRIOZA, but following its withdrawal, we will no longer generate revenues from this product. Accordingly, you should not rely upon the results of any prior quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and may in the future have, an adverse effect on our stockholders’ equity and working capital. As of June 30, 2024, we had an accumulated deficit of $496.4 million. We expect to incur significant losses for the foreseeable future.

We anticipate that significant expenses will be incurred if and as we:

•
conduct clinical trials of AMX0035, avexitide, and any other current or future product candidates;
•
seek to identify and advance additional product candidates;
•
initiate and continue research, preclinical and clinical development efforts for any current or future product candidates;
•
maintain, expand and protect our intellectual property portfolio;
•
seek regulatory approvals for AMX0035 or avexitide in indications that successfully complete clinical development; and
•
acquire or in-license other product candidates, products or technologies.

We will not return to profitability unless and until we successfully commercialize any of our current or future product candidates.

Our ability to become and remain profitable depends on our ability to generate revenue. While we have a limited history of generating revenue from the commercialization of RELYVRIO/ALBRIOZA, we do not expect to generate significant revenue, if any, unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for, and successfully commercialize, AMX0035 for indications other than ALS, avexitide or any other current or future product candidates or products we may develop or in-license. Successful commercialization will require achievement of many key milestones, which vary by jurisdiction and may include demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our failure to regain profitability may continue to depress the market price of our common stock and could impair our ability to raise capital or obtain other financing, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses as we have in the past, prior to the commercialization of RELYVRIO and ALBRIOZA, investors may not receive any return on their investment and may lose their entire investment.

We have a limited operating history and, following the withdrawal of RELYVRIO and ALBRIOZA, do not have any commercial products, which may make it difficult to evaluate the prospects for our future viability.

Our operations to date have been primarily limited to organizing, staffing and financing our company, raising capital, conducting research and development activities, including preclinical studies and clinical trials and, more recently, preparing for and commercializing AMX0035 for the treatment of ALS. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in clinical development, especially clinical-stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we continued to have a marketed product.

We may require substantial additional funding in the future to meet our financial needs and to pursue our business objectives. If we are unable to obtain funding if and when needed, we could be forced to delay, reduce or eliminate our product discovery and development activities or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to spend substantial amounts to continue the clinical development of AMX0035 in indications other than ALS, for the clinical development of avexitide and for the preclinical and clinical development of additional product candidates, or in the in-license, acquisition or development of other product candidates or products. If we are unable to obtain additional marketing approvals for AMX0035, for avexitide or for any other current or future product candidates that we develop, in-license or acquire, we may require significant additional amounts of cash in order to continue to develop AMX0035, avexitide and any other current or future product candidates and fund our operations. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our ongoing and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing AMX0035 for Wolfram syndrome, PSP and potential additional indications, avexitide as well as any other product candidates we are currently developing or may in the future develop;
•
the timing of, and the costs involved in, obtaining marketing approvals for AMX0035 for the treatment of Wolfram syndrome, PSP and potential additional indications and avexitide, and obtaining approvals for other product candidates we are developing or may in the future develop and pursue;
•
the number of other product candidates that we may pursue and their development requirements;
•
the costs of commercialization activities for AMX0035 and avexitide for any approved indications, or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing sufficient product sales, marketing, distribution and manufacturing capabilities;
•
subject to receipt of regulatory approval on a jurisdiction-by-jurisdiction basis, revenue, if any, received from commercial sales of AMX0035 and avexitide for any approved indications or any other current or future product candidates;
•
the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•
our obligation, if any, to pay royalties in connection with the development and commercialization of avexitide;
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

We have no committed source of additional capital and if we are unable to raise additional capital or secure other financing, if needed, in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of AMX0035, avexitide or any other current or future product candidates or other research and development initiatives. We may need to seek collaborators for AMX0035, avexitide and any other current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to AMX0035, avexitide and any other current or future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of our common stock to decline.

We believe that our existing cash, cash equivalents, and short-term investments, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months after the date of this Quarterly Report. However, our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, if we are unable to successfully terminate or unwind any existing supply or other agreements related to the commercialization of RELYVRIO and ALBRIOZA, or enter into or extend agreements related to avexitide, our cash needs may be more than we currently anticipate. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, your ownership interest may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Securing financing could also require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of AMX0035, avexitide or any future product candidates.

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

Risks Related to the Discovery and Development of Our Current and Future Product Candidates

We currently depend heavily on the success of AMX0035, one of our most advanced product candidates, and avexitide, our recently acquired product candidate. If we are unable to successfully complete clinical trials for, obtain regulatory approvals for, and successfully commercialize, AMX0035 or avexitide, or experience significant delays in doing so, our business may be materially harmed.

Our future success depends significantly on our ability to successfully develop, and obtain regulatory approvals for and commercialize, AMX0035 in indications other than ALS, including Wolfram syndrome and PSP, and avexitide. To date, we have obtained limited clinical trial data supporting AMX0035 in indications other than ALS, having only completed a clinical trial in 95 patients with AD. We are conducting a Phase 2 clinical trial of AMX0035 in Wolfram syndrome, and a global Phase 3 clinical trial of AMX0035 in PSP, and intend to conduct additional clinical trials for other indications and product candidates in the future. Our business success depends heavily on our ability to successfully complete clinical trials for our product candidates. On July 9, 2024, we completed the acquisition of substantially all of the rights, title and interests in, to avexitide, an investigational, first-in-class GLP-1 receptor antagonist that has been evaluated in five Phase 2 clinical studies for PBH and Congenital HI. We expect to begin a Phase 3 program for avexitide for PBH in the first quarter of 2025. We are also conducting IND-enabling studies of AMX0114 in ALS and plan to initiate clinical trials in 2024.

We will need to have sufficient funds for, and successfully complete, our clinical development of AMX0035 for the treatment of PSP, Wolfram syndrome and other indications, avexitide and AMX0114 in ALS.

The future regulatory and commercial success of AMX0035, avexitide or any other current or future product candidates are subject to a number of risks, including the following:

•
successful completion of preclinical studies and clinical trials;
•
successful patient enrollment in clinical trials;
•
successful data from our preclinical studies and clinical trials that supports an acceptable risk-benefit profile of AMX0035, avexitide or any other current or future product candidates in the intended populations;

•
satisfaction of applicable regulatory requirements, including to satisfy applicable rules governing fixed dose combination products, as applicable;
•
the interpretation of our preclinical and clinical data by regulatory authorities to support marketing approvals;
•
potential unforeseen safety issues or adverse side effects;
•
receipt and maintenance of marketing approvals from applicable regulatory authorities, including with any expected NCE and new clinical investigation data exclusivity and orphan drug market exclusivity, as applicable;
•
receipt and maintenance of designations from applicable regulatory authorities, including breakthrough designation for avexitide and orphan designation for AMX0035 and avexitide;
•
obtaining and maintaining patent and trade secret protection and regulatory exclusivity for AMX0035, avexitide or any other current or future product candidates;
•
making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of AMX0035, avexitide or any other current or future product candidates;
•
entry into collaborations to further the development of AMX0035, avexitide or any other current or future product candidates;
•
establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•
acceptance of AMX0035, avexitide or any other products, if and when approved, by patients, the medical community and third-party payors;
•
appropriately identifying patients with the diseases targeted by AMX0035, avexitide or any other current or future product candidates;
•
obtaining and maintaining third-party coverage and adequate reimbursement;
•
maintaining a continued acceptable safety profile of products following any approval;
•
effectively competing with other drugs or therapies;
•
ensuring that we promote and distribute our products consistent with all applicable healthcare laws; and
•
enforcing and defending intellectual property rights and claims.

Many of these risks are beyond our control, including the risks related to clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, obtain or maintain regulatory approvals for, or successfully commercialize AMX0035, avexitide or any of our other current or future product candidates, or if we experience delays as a result of any of these risks or otherwise, our business could be materially harmed.

In addition, of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of marketing applications to regulatory authorities, and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval for our current or any of our future product candidates, any such approval may be subject to limitations on the indications or uses or the patient populations for which we may market the product. Additionally, we may not realize the full commercial potential of AMX0035, avexitide or any other current or future product candidates that receive marketing approval if we are unable to appropriately identify patients with the diseases targeted by such product candidates. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development activities, we cannot assure you that we will successfully develop or commercialize our current or any future product candidates for any indication in any jurisdiction. If we or any of our future collaborators are unable to develop, maintain, or obtain regulatory approvals for, or, if approved, successfully commercialize our current or any future product candidates for our initial or potential additional indications, we may not be able to generate sufficient revenue to continue our business. In addition, our failure to demonstrate positive results in our clinical trials in any indication for which we are developing our current product candidates, or to satisfy other regulatory requirements, could adversely affect our development efforts for AMX0035 in other indications, avexitide or for AMX0114.

The delay or denial of regulatory approval for our current or any future product candidates in any jurisdiction could adversely impact our business and our results of operations, and could cause us to delay or even cease operations.

The research, testing, manufacturing, labeling, approval, sale, marketing, distribution and post-market obligations of drug products are subject to extensive regulation by the FDA and other regulatory agencies in the U.S. and other countries, and such regulations differ from country to country.

The FDA or any other foreign regulatory agency can delay, limit, deny or withdraw approval to market AMX0035, avexitide or any future product candidates for many reasons, including:

•
our inability to demonstrate to the satisfaction of, the FDA or any other applicable foreign regulatory agency that AMX0035, avexitide or any future product candidate is safe and effective for the requested indication;
•
our inability to gain agreement from applicable foreign regulatory authorities that AMX0035, avexitide or any future product candidate is appropriate for approval under applicable regulatory pathways;
•
the FDA’s or any other applicable foreign regulatory agency’s disagreement with the interpretation of data from preclinical and clinical studies and trials;
•
our inability to demonstrate that the clinical and other benefits of AMX0035, avexitide or any future product candidate outweigh any safety or other perceived risks;
•
the FDA’s or any other applicable foreign regulatory agency’s requirement for additional preclinical or clinical studies or trials, including studies to satisfy applicable rules governing fixed dose combination products or post-market requirements, as applicable;
•
the FDA’s or any other applicable foreign regulatory agency’s having differing requirements for the trial protocols used in our clinical trials;
•
the FDA’s or any other applicable foreign regulatory agency’s non-approval of the formulation, labeling and/or the specifications of AMX0035, avexitide or any future product candidates;
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

The FDA or the applicable foreign regulatory agency may also approve AMX0035, avexitide or any future product candidates for a more limited indication and/or a narrower patient population than we originally request, and the FDA or any other applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of AMX0035, avexitide or any future product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of AMX0035, avexitide or any future product candidates and would materially adversely impact our business and prospects.

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

We have historically concentrated our research and development efforts on the treatment of neurodegenerative and CNS disorders, a field that has seen very limited success in product development, and have only recently further expanded upon our existing development efforts in the endocrine and metabolic field.

We have focused our research and development efforts on addressing neurodegenerative and CNS disorders and have only recently further expanded upon our existing development efforts in the endocrine and metabolic field with the acquisition of avexitide. Thus, this shift in focus may result in additional costs arising from operating expenses and hiring personnel, challenges with building our expertise in the endocrine and metabolic field, or diversion of management’s attention away from AMX0035. Historically, efforts by pharmaceutical companies in the field of neurodegenerative and CNS disorders have experienced limited successes in product development. The development of neurodegenerative and CNS therapies presents unique challenges, including an imperfect understanding of the biology, the presence of the blood brain barrier that can restrict the flow of drugs to the brain, a frequent lack of translatability of preclinical study results in subsequent clinical trials and dose selection, and the product candidate having an effect that may be too small to be detected using the outcome measures selected in clinical trials or if the outcomes measured do not reach statistical significance. There are few approved therapeutic options available for patients with ALS and other neurodegenerative disorders. Our future success is highly dependent on the successful development and commercialization of AMX0035, avexitide and any other current or future product candidates for treating neurodegenerative and CNS disorders or for treating endocrine and metabolic disorders. Developing and commercializing AMX0035, avexitide and any other current or future product candidates for treatment of neurodegenerative and CNS disorders or for treating PBH and Congenital HI subjects us to a number of challenges, including ensuring that we have selected the optimal doses, executing an appropriate clinical trial to test for efficacy and obtaining and maintaining regulatory approval from the FDA and other comparable foreign regulatory authorities.

The regulatory approval processes of the FDA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our current or any future product candidates, our business will be substantially harmed.

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the U.S. or elsewhere without obtaining regulatory approval from the FDA and other comparable foreign regulatory authorities. Regulatory authorities in other jurisdictions may have similar requirements. The time required to obtain approval by the FDA and other comparable foreign regulatory authorities is unpredictable, and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes. In addition, the FDA in any approval needs to determine that there is substantial evidence of effectiveness. This finding can be substantiated based on two adequate and well-controlled studies, or in certain circumstances on a single, large, multicenter, adequate and well-controlled study that is very persuasive or from a single adequate and well-controlled study together with confirmatory evidence. FDA regulations and guidance also allow for greater flexibility and tolerance for uncertainty in the context of rare and fatal diseases.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of AMX0035 for our indications other than ALS, avexitide or any current or future product candidates is susceptible to the risk of failure inherent at any stage of development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any other comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. For example, our Phase 3 clinical trial of AMX0035 for the treatment of ALS failed to meet its primary and secondary endpoints. Additionally, our expenses could increase if we are required by the FDA or any other comparable foreign regulatory authority to perform clinical trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of AMX0035 in additional indications, avexitide and any current or future product candidates. It is possible that even if AMX0035, avexitide or any other current or future product candidate has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of AMX0035, avexitide or any other current or future product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by AMX0035, avexitide or any other current or future product candidate, or mistakenly believe that AMX0035, avexitide or any other current or future product candidates are toxic or not well-tolerated when that is not in fact the case.

AMX0035, avexitide and any current or future product candidates could fail to obtain regulatory approvals, and any of our future product candidates could fail to obtain regulatory approvals, for many reasons, including the following:

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
•
the data collected from clinical trials of AMX0035, avexitide or any other current or future product candidates may not be sufficient to support the submission of an NDA or other submission to the FDA or other comparable foreign regulatory authority to obtain regulatory approval in the U.S. or elsewhere;
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

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market AMX0035, avexitide or any future product candidate we develop, which would significantly harm our business, results of operations and prospects. There is no assurance that the endpoints and trial designs used for the approval of currently approved drugs for the treatment of neurodegenerative diseases will be acceptable for future approvals, including for AMX0035, avexitide and any current or future product candidates. Similarly, there is no assurance that the endpoints and trial designs for avexitide will be acceptable for its future approval. The FDA and other comparable foreign authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any product candidate that we develop. Even if we believe the data collected from past or future clinical trials of AMX0035, avexitide or any other current or future product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority.

The FDA reviews an NDA to determine whether the product is safe and effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. This finding can be substantiated based on two adequate and well-controlled studies, or in certain circumstances on a single, large, multicenter, adequate and well-controlled study that is very persuasive or from a single adequate and well-controlled study together with confirmatory evidence. The FDA may not agree that this standard is met. Accordingly, there can be no assurance that for AMX0035, avexitide or any other current or future product candidates the FDA and other regulatory agencies will not require additional clinical trials beyond what we may plan to conduct.

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

In addition, regulatory authorities may subject our clinical or manufacturing operations to inspections, including routine surveillance, bioresearch monitoring and pre-approval inspections. In addition, even if we were to obtain approval, regulatory authorities may approve AMX0035, avexitide or any other current or future product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing preclinical studies and clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for AMX0035, avexitide or any other current or future product candidates.

We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development of AMX0035, avexitide or any other current or future product candidates.

To obtain regulatory approval to commercialize AMX0035, avexitide and any other current or future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that such product candidates are safe and effective in humans. Preclinical and clinical testing are expensive and can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful, which could impact our ability to obtain regulatory approvals for AMX0035, avexitide or any other current or future product candidates.

We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize AMX0035, avexitide or any other current or future product candidates we develop, including:

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
•
the number of subjects or patients required for clinical trials of AMX0035 in an indication, avexitide or any future product candidate may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than we anticipate;
•
our third-party contractors, including those manufacturing AMX0035, avexitide or any other current or future product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
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
•
regulators, IRBs or other reviewing bodies may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, or the supply or quality of AMX0035, avexitide or any other current or future product candidate or other materials necessary to conduct clinical trials of AMX0035, avexitide or any other current or future product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and
•
the potential for approval policies or regulations of the FDA or any other applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

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

Negative or inconclusive impressions of the results from our earlier clinical trials of AMX0035 for the treatment of ALS or AD, the results from earlier clinical trials of avexitide performed by Eiger or any other clinical trial or preclinical studies in animals that we or Eiger, with respect to avexitide, have conducted, could mandate repeated or additional preclinical studies or clinical trials and could delay marketing approvals or result in changes to or delays in preclinical studies or clinical trials of AMX0035 in other indications. We do not know whether any clinical trials that we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market AMX0035 for our intended indications, avexitide or any future product candidate.

Our failure to successfully initiate and complete clinical trials of AMX0035 for Wolfram syndrome, PSP, or potential additional indications or avexitide and to demonstrate the efficacy and safety of AMX0035 and avexitide, including each component thereof, necessary to obtain regulatory approval to market AMX0035 and avexitide, would significantly harm our business and ability to continue developing and marketing AMX0035 and avexitide for any indications. Our product candidate development costs will also increase if we experience delays in testing or obtaining and maintaining regulatory approvals and we may be required to obtain additional funds to complete clinical trials. We cannot assure you that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure our trials after they have begun. Significant clinical trial delays or the need for additional data from our clinical trials also could shorten any periods during which we may have the exclusive right to commercialize AMX0035, avexitide or any other current or future product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize such product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of AMX0035, avexitide or any future product candidate.

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us or any future collaboration partners from obtaining or maintaining approvals for the commercialization of our current or any future product candidate we develop.

Any product candidate we may develop and the activities associated with its development and commercialization, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the U.S. and in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing that product candidate in a given jurisdiction. Although we have invested substantial time and resources to date in pursuit of regulatory approval and toward potential commercialization, we have only received regulatory approval for AMX0035 (RELYVRIO) in the U.S. and marketing authorization with conditions for AMX0035 (ALBRIOZA) in Canada, which products we have since ceased marketing and selling from the market, and have not received any other regulatory approvals to market any product candidates from regulatory authorities in any jurisdiction, and it is possible that none of the product candidates we may seek to develop in the future will ever obtain regulatory approval. We have no experience in filing and supporting the applications necessary to gain marketing approvals and rely on third-party CROs or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity, efficacy and potency. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

If we experience delays in obtaining approval or if we fail to maintain or obtain approval of AMX0035, avexitide or of any product candidates we may develop, the commercial prospects for those product candidates, including for AMX0035 or avexitide, may be harmed, and our ability to generate revenues will be materially impaired.

The results of early-stage clinical trials and preclinical studies may not be predictive of future results. Initial or preliminary data in our clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial data in clinical trials may not be indicative of results obtained when such trials are completed. There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of AMX0035, avexitide or any other current or future product candidates. For example, the clinical results seen in the CENTAUR trial were different than the results seen in our global Phase 3 PHOENIX clinical trial. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

Additionally, we have in the past utilized and may in the future utilize an “open-label” clinical trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with AMX0035, avexitide or any future product candidates when studied in a controlled environment with a placebo or active control.

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

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for AMX0035, avexitide or any other current or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable foreign regulatory authorities. Additionally, certain clinical trials for AMX0035, avexitide and any other current or future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants. For example the number of patients suffering from Wolfram syndrome and PBH, is small and, in some cases, has not been established with precision. If the actual number of patients with these diseases is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of AMX0035, avexitide or any other current or future product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Neurodegenerative diseases have particular challenges, including significant mobility issues, morbidities and other complications that have historically made retention in clinical trials more challenging. In the past, we have had discontinuations in our clinical trials, including in our CENTAUR trial and our PHOENIX trial, and their open label extensions. Discontinuations may occur in current or future trials and could result in delays of completion of our clinical trials and affect our ability to enroll additional patients in our clinical trials and impact the integrity of data from our clinical trials.

Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the severity of the disease under investigation, the nature of the trial protocol, the existing body of safety and efficacy data for the product candidate, the number and nature of competing treatments and ongoing clinical trials of or expanded access to competing therapies for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial, the ability to adequately monitor patients during a trial, clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied, and the risk that patients will drop out of a trial before completing all site visits. There are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner, including due to the fact that the diseases we target are rare. Moreover, for example, the patient population for PBH may decrease due to the development of novel treatments for obesity, reducing the potential need for bariatric surgery. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials.

Any negative results we may report in clinical trials of AMX0035, avexitide or any future product candidate may also make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. For example, the PHOENIX trial did not meet its primary or secondary endpoints, which may discourage patients from participating in clinical trials of AMX0035 in other indications. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop AMX0035 in Wolfram syndrome, PSP and additional indications, avexitide and any other current or future product candidates, or could render further development impossible. Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, whether as a result of public health epidemics and related illness, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development activities, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause AMX0035, avexitide or any other current or future product candidates to perform differently and affect the results of ongoing clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. For example, in seeking approval of AMX0035 in Europe, we submitted data supporting a different formulation of AMX0035 from the formulation evaluated in the CENTAUR trial. Changes to commercial formulations from those studied clinically could lead regulatory authorities to delay the approval of our marketing applications until we can demonstrate through additional clinical data that there is comparability in the bioavailability of the two different formulations or may require us to revert to the prior formulation evaluated clinically. Should we have to conduct comparability testing to bridge earlier clinical data obtained from product candidates produced under earlier manufacturing methods or formulations with the planned commercial formulation, regulatory authorities may disagree on the interpretation of results from this testing. This could delay completion of clinical trials, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of AMX0035, avexitide or any other current or future product candidates and jeopardize our ability to commence sales and generate revenue.

Certain of our product candidates require specific shipping, storage, handling and administration, which in some cases, may require cold-chain logistics and subject our product candidates to risk of loss or damage if failures occur.

Certain of our product candidates are sensitive to temperature, storage and handling conditions. They must be stored at very low temperatures in specialized freezers or specialized shipping containers until immediately prior to use. The handling and administration of the product, if approved, may need to be performed according to specific instructions and in some steps within specific time periods. Failure to correctly handle our product could negatively impact the efficacy and or safety of our product, or cause a loss of product. In addition, if approved, certain of our products may need to be frozen using specialized equipment and maintained following specific procedures in order to be stored without damage in a cost-efficient manner and without degradation. We will need to scale-up a cost-effective and reliable cold-chain distribution and logistics network, which we may be unable to accomplish. Failure to effectively scale-up our cold-chain supply logistics, by us or third parties, could in the future lead to additional manufacturing costs and delays in our ability to supply required quantities for commercial supply. For these and other reasons, we may not be able to manufacture our current or future product candidates at commercial scale or in a cost-effective manner. Even if we are able to manufacture and distribute the product candidates, if our products require specific procedures to maintain and use them, we may be limited in commercial opportunity.

AMX0035, avexitide or any future product candidate may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.

Undesirable side effects caused by AMX0035, avexitide or any future product candidate, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our preclinical studies or clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In clinical trials of AMX0035 to date, AMX0035 has been generally well-tolerated, with most common treatment-emergent adverse events including diarrhea, abdominal pain, nausea, upper respiratory infection, constipation, headache, fatigue, proteinuria, and decreased appetite. In addition, it has been reported that patients experience a bad taste when taking AMX0035. In animal studies, administration of AMX0035 to rats throughout pregnancy and lactation resulted in increased offspring mortality at all doses tested, which were less than or similar to the clinical doses tested in our clinical trials. However, there can be no guarantee that we would observe a similar tolerability profile of AMX0035 in future clinical trials or for other indications. Many compounds that initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

In clinical trials to date of avexitide, avexitide was generally well-tolerated. The most common adverse events were injection site bruising, headache, and nausea; these occurred more often with placebo than either avexitide dose. However, there can be no guarantee that we would observe a similar tolerability profile of avexitide in future clinical trials or for other indications.

If unacceptable or severe side effects arise in the development of AMX0035, avexitide or any other current or future product candidates, we, the FDA or comparable foreign regulatory authorities, the IRBs, or independent ethics committees at the institutions in which our trials are conducted, or the independent safety monitoring committee could suspend or terminate our clinical trials or regulatory authorities could order us to cease clinical trials or deny approval of AMX0035, avexitide or any other current or future product candidates for any or all targeted indications. Treatment-emergent side effects that are deemed to be drug-related could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Undesirable side effects in one of our clinical trials for AMX0035 in one indication or avexitide could adversely affect enrollment in clinical trials, regulatory approval and commercialization of AMX0035 in other indications or avexitide. Additionally, there may be negative findings regarding components of AMX0035, avexitide or future product candidates by other parties. Any negative findings by third parties may impact the future approvability or labeling of AMX0035, avexitide or other product candidates we may develop. In addition, side effects may not be appropriately recognized or managed by the treating medical staff. Inadequate training in recognizing or managing the potential side effects of AMX0035, avexitide or any future product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Finally, clinical trials of AMX0035 and avexitide are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of AMX0035, avexitide or any other current or future product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects.

Demand for expanded access to AMX0035 could negatively affect our reputation and harm our business.

We are developing AMX0035 for the treatment of Wolfram syndrome, PSP and other potential future indications for which there are currently limited or no available therapeutic options. It is possible for individuals or groups to target companies with disruptive social media campaigns related to a request for access to unapproved drugs for patients with significant unmet medical need. If we experience a similar social media campaign regarding our decision to provide or not provide access to AMX0035 or any of our future product candidates under an expanded access policy, our reputation may be negatively affected and our business may be harmed. For example, we announced that patients currently on therapy in the U.S. and Canada who, in consultation with their physician, wish to continue with RELYVRIO/ALBRIOZA can be transitioned to a free drug program; however, we do not know how long we will be able to offer such a program. If we end the supply of free drug to patients in this program, then we may be subject to adverse publicity and reputational harm, which could negatively impact our business.

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

If we fail to develop and commercialize AMX0035 for additional indications or avexitide or fail to discover, develop or acquire and commercialize other product candidates, we may be unable to grow our business and our ability to achieve our strategic objectives would be impaired.

We are currently, and plan to continue to, evaluate AMX0035 in other indications other than ALS, to continue to develop and evaluate avexitide and develop other product candidates. We intend to evaluate internal opportunities from AMX0035, avexitide or other potential product candidates, and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from neurodegenerative diseases and CNS or other disorders with significant unmet medical needs and limited treatment options. For example, we recently completed the acquisition of substantially all of the rights, title and interests in, to and under those assets and interests used by Eiger in the development, manufacture and commercialization of avexitide. Avexitide has been evaluated in five Phase 2 clinical studies for PBH and Congenital HI, both diseases with unmet need, and we intend to initiate a Phase 3 program in PBH.

Avexitide and any other potential product candidates have and will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or other applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

Research activities to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research activities or observation of third-party research activities may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

We may not be successful in our efforts to expand our pipeline by identifying additional product candidates or indications and modifications for which to investigate AMX0035 or avexitide in the future. We may expend our limited resources to pursue particular product candidates or indications or formulations for AMX0035 or avexitide and fail to capitalize on such product candidates or indications or formulations of AMX0035 or avexitide that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are focused on specific indications and modifications for AMX0035, avexitide and AMX0114. As a result, we may fail to generate additional clinical development opportunities for such candidates for a number of reasons, including, that such candidates may in certain indications, on further study, be shown to have harmful side effects, limited to no efficacy, or other characteristics that suggest it is unlikely to receive marketing approval and achieve market acceptance in such additional indications.

We plan to conduct several clinical trials for AMX0035 in parallel over the next several years, including clinical trials in patients with Wolfram syndrome, PSP and other indications, which may make our decision as to which indication to prioritize more difficult. Moreover, we intend to conduct a clinical trial of avexitide in PBH and may conduct others in other indications as well. As a result, we may forgo or delay pursuit of opportunities with other indications that we believe could have had greater commercial potential or likelihood of success. In addition, we are continuing to evaluate plans to explore the use of AMX0035 in patients with AD, and other product candidates in ALS and additional neurodegenerative diseases. However, we may focus on or pursue one or more of our target indications over other potential indications and product candidates and such development efforts may not be successful, which would cause us to delay the clinical development and approval of AMX0035, avexitide, and other product candidates. Furthermore, research activities to identify additional indications for AMX0035, avexitide and other product candidates require substantial technical, financial, and human resources. We may not successfully develop these additional modifications for chemistry-related, stability-related, or other reasons. We have recently announced the development of AMX0114, an antisense oligonucleotide, targeting Calpain-2 for ALS and other neurodegenerative diseases. We are currently advancing AMX0114 through IND-enabling studies and expect to enter the clinic in 2024. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for specific indications or formulations of AMX0035 or for AMX0114 or other product candidates may not yield any commercially viable products.

Additionally, we may pursue in-licenses or acquisitions of development-stage assets or programs, which entails additional risk to us. For example, we recently completed the acquisition of substantially all of the rights, title and interests in, to and under those assets and interests used by Eiger in the development, manufacture and commercialization of avexitide. Avexitide has been evaluated in five Phase 2 clinical studies for PBH and congenital HI, both diseases with unmet need, and we intend to initiate a Phase 3 program in PBH. Identifying, selecting and acquiring promising product candidates requires substantial technical, financial, and human resources expertise and, once acquired, requires us to devote substantial resources. Efforts to do so may not result in the actual acquisition or license of a particular product candidate, and, if acquired, may results in extensive diligence and preparation efforts, each of which may potentially result in a diversion of our management’s time and the expenditure of our resources with no resulting benefit.

For example, if we are unable to identify programs that ultimately result in approved products, we may spend material amounts of our capital and other resources evaluating, acquiring and developing products that ultimately do not provide a return on our investment.

Competitive products may reduce or eliminate the commercial opportunity for AMX0035 for our intended indications or avexitide. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies or product candidates are more effective or safer than ours, our ability to develop and successfully commercialize AMX0035 or avexitide may be adversely affected.

The clinical and commercial landscape for the treatment of the diseases we are focused on is highly competitive and subject to rapid and significant technological change. We will face competition with respect to any future indications of AMX0035, avexitide or other candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are also a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drug candidates for the treatment of the indications that we are pursuing. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Many of our competitors have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for therapies and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render AMX0035, avexitide or any future product candidates obsolete or non-competitive before we can recover development and commercialization expenses. If AMX0035 or avexitide is approved for the indications we are currently pursuing, it could compete with a range of therapeutic treatments that are in development. In addition, our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective or less costly than AMX0035, avexitide or any future product candidates that we may develop, which could render such product candidates obsolete and noncompetitive.

Following any approval for AMX0035, avexitide or any other future product candidate, we may face competition based on many different factors, including the efficacy, safety and tolerability of our products, the ease with which our products can be administered, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Existing and future competing products could present superior treatment alternatives, including being more effective, safer, less expensive or marketed and sold more effectively than any products we commercialize. Competitive products may make any products we commercialize obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

In addition, our competitors may obtain patent protection, regulatory exclusivities or regulatory approval and commercialize products more rapidly than we do, which may impact future approvals or sales of any of our product candidates that receive regulatory approval. Following approval by the FDA or other foreign regulatory bodies for the commercial sale of AMX0035, avexitide or any future product candidates, we will also be competing with respect to marketing capabilities and manufacturing efficiency. We expect competition among products will be based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capabilities, product price, reimbursement coverage by government and private third-party payors, regulatory exclusivities and patent position. Our profitability and financial position will suffer if our product candidates receive regulatory approval, but cannot compete effectively in the marketplace.

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

Obtaining and maintaining regulatory approval of AMX0035, avexitide or any future product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of those product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of AMX0035, avexitide and any future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S. and other jurisdictions, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., including Canada, and certain jurisdictions in the EU, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Regulatory authorities in jurisdictions outside of the U.S. have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions and such regulatory requirements can vary widely from country to country. Obtaining other regulatory approvals and compliance with other regulatory requirements could result in significant delays, difficulties and costs for us and could require additional preclinical studies or clinical trials, which could be costly and time-consuming and could delay or prevent the introduction of our products in certain countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have experience in obtaining regulatory approval in international markets outside of Canada. If we fail to comply with the regulatory requirements in international markets and/or obtain and maintain applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of AMX0035, avexitide or any future product candidates will be harmed.

Even though we have obtained orphan drug designation for AMX0035 for the treatment of Wolfram syndrome and for avexitide for the treatment of hyperinsulinemic hypoglycemia (which includes PBH and Congenital HI) in the U.S. and for Congenital HI in Europe by the EMA, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

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

We received orphan drug status for AMX0035 for the treatment of patients with Wolfram syndrome in the U.S. in November 2020. Eiger received orphan drug status for avexitide for the treatment of hyperinsulinemic hypoglycemia (which includes PBH and Congenital HI) in the U.S. in December 2016 and for Congenital HI in Europe by the EMA in November 2019. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the other regulatory bodies from approving another marketing authorization application for the same drug for that time period. Another drug may receive marketing approval prior to AMX0035 or avexitide. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU may be reduced to six years if, at the end of the fifth year, it is demonstrated that a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. In the EU, during the ten-year period of orphan marketing exclusivity, neither the competent authorities of the EU Member States, the EMA, or the European Commission are permitted to accept applications or grant marketing authorization for similar medicinal products to the authorized orphan product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Legislation has been proposed by the European Commission that, if implemented, has the potential in some cases to shorten the ten-year period of orphan marketing exclusivity. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA and the EMA can subsequently approve another drug for the same condition before the expiration of the seven-year (or ten-year in the EU) exclusivity period if the FDA or the EMA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to AMX0035 for the treatment of Wolfram syndrome, if we receive approval for AMX0035 for a modified or different indication, our current orphan designation may not provide us with exclusivity.

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn, and other product candidates may obtain approval before us and receive orphan drug exclusivity, which could block us from entering the market.

Even if we obtain orphan drug exclusivity for AMX0035 or avexitide, that exclusivity may not effectively protect us from competition because different drugs can be approved for the same condition before the expiration of the orphan drug exclusivity period. For example, even though AMX0035 is entitled to orphan drug exclusivity, that exclusivity may not prevent the approval of TURSO by the FDA or other regulatory authorities as a monotherapy treatment for Wolfram syndrome if those regulatory agencies determine that TURSO is a different drug product from AMX0035. In addition, the regulatory authorities may find that this monotherapy treatment is clinically superior to our fixed dose product and approve it even if we are granted orphan drug exclusivity. U.S. lawmakers have also recently raised the possibility that regulatory or legislative changes might need to be made to the Orphan Drug Act to foster competition. This includes the introduction of legislation that, if adopted into law, would require us to demonstrate to the FDA that AMX0035 or avexitide would be economically unviable when facing competition to maintain our exclusivity.

We may pursue orphan drug designation for AMX0035 or avexitide for the treatment of additional indications. The incidence and prevalence of the target patient populations for these indications will be based on our estimates and third-party data. If the market opportunity for these target populations is larger than we estimate, we may be unable to receive orphan drug designation. Additionally, if orphan drug designation is granted, we may be unable to maintain any benefits associated with orphan drug designation, including market exclusivity.

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

Even if the FDA grants orphan drug designation for AMX0035 or avexitide for other indications, exclusive marketing rights in the U.S. may be limited if we seek FDA marketing approval for an indication broader than the orphan designated indication. Additionally, any product candidate that initially receives orphan drug status designation, may lose such designation if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, others may obtain orphan drug status for products addressing the same diseases or conditions as products we are developing, thus limiting our ability to compete in the markets addressing such diseases or conditions for a significant period of time. As a result, our business and prospects could suffer.

We may pursue Priority Review Designation for product candidates that we may develop, but we might not receive such designations, and Priority Review Designations may not lead to a faster development or regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A Priority Review Designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. For example, we received priority review for AMX0035 for the treatment of ALS, and we may in the future request Priority Review Designation for any future product candidates, however, we cannot assume that any application for future indications of AMX0035, avexitide or any other product candidate we may develop will meet the criteria for that designation. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a Priority Review Designation does not necessarily mean a faster development or regulatory review or approval process or necessarily confer any advantage with respect to approval compared to standard FDA review and approval. For example, the FDA originally set the PDUFA date for AMX0035 for the treatment of ALS, for June 29, 2022, and then extended the review timeline for our NDA to September 2022. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

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

Avexitide has been granted Breakthrough Therapy Designation for PBH and Congenital HI and we may seek Breakthrough Therapy Designation by the FDA for additional product candidates that we may develop, and we may be unsuccessful. If we are successful, the designation may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval, nor does such designation for avexitide guarantee a faster review process or marketing approval.

Avexitide has been granted Breakthrough Therapy Designation for PBH and Congenital HI and we may seek Breakthrough Therapy Designation for any additional product candidate that we may develop. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval and priority review.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe a product candidate we develop meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of Breakthrough Therapy Designation for a product candidate, such as avexitide, may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if any product candidate we develop qualifies as a breakthrough therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the designation.

The FDA has granted rare pediatric disease designation to avexitide for the treatment of Congenital HI. However, a marketing application for avexitide or any other product candidate, if approved, may not meet the eligibility criteria for a priority review voucher.

The FDA has granted rare pediatric disease designation to avexitide for the treatment of Congenital HI. Designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the FDCA, we will need to request a rare pediatric disease priority review voucher in our original NDA for avexitide. The FDA may determine that an NDA for avexitide, if approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

•
Congenital HI no longer meets the definition of a rare pediatric disease;
•
the NDA contains an active ingredient that has been previously approved by the FDA;
•
the NDA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the NDA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or
•
the NDA is approved for a different adult indication than the rare pediatric disease for which avexitide is designated.

The authority for the FDA to award rare pediatric disease priority review vouchers for drugs and biologics that receive rare pediatric disease designation on or prior to September 30, 2024 is currently limited to those candidates that receive rare pediatric disease designation on or prior to September 30, 2024, and the FDA may only award rare pediatric disease priority review vouchers through September 30, 2026. However, it is possible the FDA’s authority to award rare pediatric disease priority review vouchers will be further extended by Congress as reauthorization legislation is currently pending. Absent any such extension, if an NDA for avexitide is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher.

Product liability lawsuits against us or any of our future collaborators could divert our resources and attention, cause us to incur substantial liabilities and limit commercialization of AMX0035, avexitide or any other current or future product candidates.

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products. The use of AMX0035, avexitide or any other current or future product candidates by us and any collaborators in clinical trials, and the prior sales of AMX0035 in the U.S. and Canada and continued use pursuant to the free drug program may expose us to liability claims. Product liability claims may be brought against us or our partners by participants enrolled in our clinical trials, patients, health care providers, pharmaceutical companies, our collaborators or others using, administering or selling any of our future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities or be required to limit commercialization of AMX0035, avexitide or any other current or future product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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
•
loss of revenue;
•
diversion of management and scientific resources from our business operations; and
•
the inability to commercialize AMX0035, avexitide or any other current or future product candidates.

Although the clinical trial process is designed to identify and assess potential side effects, clinical development does not always fully characterize the safety and efficacy profile of a new drug, and it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If AMX0035, avexitide or any other current or future product candidates was to cause adverse side effects during clinical trials or after approval, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use AMX0035, avexitide or any of our future product candidates. If any of our current or future product candidates are approved for commercial sale, we will be highly dependent upon consumer perceptions of us and the safety and quality of our products. We could be adversely affected if we are subject to negative publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our products or any similar products distributed by other companies.

Although we maintain product liability insurance coverage in the amount of up to $10.0 million in the aggregate, including clinical trial liability, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We may need to increase our insurance coverage as we commercialize AMX0035 or avexitide in the U.S. and other jurisdictions, if approved, or any other current or future product candidate that receives regulatory approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of AMX0035, avexitide or any other current or future product candidates, which could harm our business, financial condition, results of operations and prospects.

Even if we, or any future collaborators, obtain and maintain regulatory approvals for AMX0035, avexitide or any other current or future product candidate, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could impair our ability to generate revenue.

Once regulatory approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any future collaborators, must therefore comply with requirements concerning advertising and promotion for AMX0035, avexitide or any other current or future product candidate for which we or they obtain regulatory approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we and any future collaborators will not be able to promote any products we develop for indications or uses for which they are not approved.

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

Accordingly, in any jurisdiction where we or any future collaborators, receive regulatory approval for AMX0035, avexitide or one or more future product candidates, we, and any future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

If we, and any future collaborators, are not able to comply with post-approval regulatory requirements, we, and any future collaborators, could have the regulatory approvals for AMX0035, avexitide or any other current or future products withdrawn by regulatory authorities and our, or any future collaborators’, ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

Risks Related to Our Dependence on Third Parties

We may seek to establish collaborations and if we are not able to establish and maintain them on commercially reasonable terms, we may have to alter our development and future commercialization plans.

The advancement of AMX0035, avexitide, and any other current or future product candidates and development programs or activities, will require substantial additional cash to fund expenses. For some indications of AMX0035, avexitide, or other current or future product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies with respect to development and potential commercialization. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain regulatory approval for product candidates from foreign regulatory authorities, we may enter into collaborations with international biotechnology or pharmaceutical companies for the commercialization of such product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA or other comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop AMX0035, avexitide, or any other current or future product candidates or bring them to market and generate product revenue.

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

We have entered and may in the future enter into collaborations with third parties for the development and commercialization of AMX0035, avexitide or any other current or future product candidates, and our prospects with respect to AMX0035, avexitide and our other current or future product candidates will depend in significant part on the success of those collaborations.

We may rely on collaborations for the development and future commercialization of AMX0035, avexitide and any other current or future product candidates. For example, we may utilize a variety of distribution, collaboration and other marketing arrangements with one or more third parties to facilitate commercialization of AMX0035 or avexitide or to identify novel drug candidates for neurodegenerative or other diseases. Our likely collaborators for any distribution, development, sales, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into such collaborations, we may have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of AMX0035, avexitide or any other current or future product candidates. Our ability to generate revenues from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

Collaborations involving AMX0035, avexitide and any other current or future product candidates pose a number of risks, including the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•
collaborators may not perform their obligations as expected;

•
collaborators may not pursue development and commercialization of AMX0035, avexitide or any future product candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with AMX0035, avexitide or any of our other current or future product candidates;
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

We rely on third parties to assist in conducting our clinical trials. If they do not perform satisfactorily, we may not be able to obtain regulatory approval or successfully commercialize AMX0035, avexitide or any other current or future product candidates, or such approval or commercialization may be delayed, and our business could be substantially harmed.

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

Further, although our reliance on these third parties for clinical development activities limits our control over these activities, we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. Moreover, the FDA and competent authorities of the EU Member States require us to comply with Good Clinical Practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and IRBs. If we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory body may require us to perform additional clinical trials before approving AMX0035 or avexitide, including for additional indications, or any other current or future product candidates, which would delay the regulatory approval process. We cannot be certain that, upon inspection, the FDA or other regulatory body will determine that any of our clinical trials comply with GCPs. For example, our clinical trial sites and investigators have in the past and may in the future engage in protocol deviations which could impact the overall interpretability of the outcomes of our clinical trials. We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, such as ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development activities. These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical activities. If these third parties, including clinical investigators, do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, clinical data necessary for regulatory approvals for AMX0035, avexitide or any other current or future product candidates. If that occurs, we will not be able to, or may be delayed in our efforts to, successfully commercialize AMX0035, avexitide or any other current or future product candidates. In such an event, our financial results and the commercial prospects for AMX0035, avexitide or any other current or future product candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be delayed, impaired or foreclosed.

We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or regulatory approval of AMX0035, avexitide or any other current or future product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

Our use of third parties to manufacture AMX0035 or avexitide in compliance with cGMP may increase the risk that we will not have sufficient cGMP-compliant quantities of AMX0035 or avexitide or necessary quantities of such materials on time or at an acceptable cost.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of AMX0035 or avexitide, and we currently lack the resources and the capabilities to do so. As a result, we currently rely on third parties for the manufacture and supply of the active pharmaceutical ingredients, or APIs, in AMX0035 and avexitide, and for the blending and packaging of AMX0035 and avexitide in accordance with applicable law, regulations and standards. Our current strategy is to outsource all manufacturing of AMX0035 and avexitide and any other current or future product candidates to third parties.

We currently engage third-party manufacturers to provide the APIs of AMX0035 and avexitide and for the final drug product formulation of AMX0035 and avexitide that is or will be being used in our clinical trials and for expanded access and commercial supply, as applicable (currently being supplied without cost to patients who remained on RELYVRIO or ALBRIOZA after April 4, 2024), and we engage separate third-parties for the blending and packaging of finished clinical materials. We must be able to demonstrate comparability of drug substance across suppliers along with stability data across suppliers. We currently rely on a single manufacturer to supply one of our APIs and a separate manufacturer to supply the other. Although we believe that there are several potential alternative manufacturers who could manufacture each of the APIs in AMX0035 and avexitide, we may incur added costs and delays in identifying and qualifying any such replacement. Moreover, the extent to which geopolitical events or global health crises may impact our ability to procure sufficient supplies for the development of AMX0035 and avexitide, and any other current or future products and product candidates will depend on whether the economic challenges caused by such events continue to impact the global economy and supply chains, among many other factors. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of AMX0035, avexitide or any other current or future product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of AMX0035 and avexitide, and the costs of manufacturing could be prohibitive.

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
•
manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over AMX0035, avexitide or any other current or future product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;
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

In some cases, the technical skills required to manufacture AMX0035, avexitide, or any other current or future products or product candidates may be unique or proprietary to the original contract manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Furthermore, a contract manufacturer may possess or acquire technology related to the manufacture of AMX0035, avexitide or any other current or future product candidate that such contract manufacturer owns independently. This would increase our reliance on such contract manufacturer or require us to obtain a license from such contract manufacturer in order to have another contract manufacturer manufacture AMX0035, avexitide or any other current or future product candidates. If AMX0035 for any of our initial or potential additional indications, avexitide or any future product candidate is approved by any regulatory agency, we intend to utilize arrangements with third-party contract manufacturers for the commercial production of those products. This process is difficult and time consuming and we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under cGMPs that are capable of manufacturing AMX0035, avexitide or any other current or future product candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay our commercialization.

Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of AMX0035, avexitide or any other current or future product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of AMX0035, avexitide or any other current or future product candidates. The facilities used by our contract manufacturers to manufacture AMX0035, avexitide or any other current or future product candidates must be evaluated by the FDA and certain other foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we may not be able to secure and/or maintain regulatory approval for our product manufactured at these facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or other comparable foreign regulatory authority finds deficiencies or does not approve these facilities for the manufacture of AMX0035, avexitide or any other current or future product candidates, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market AMX0035, avexitide or any other current or future product candidates, if approved. Furthermore, if we are required to change contract manufacturers, we will be required to verify that the new contract manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations, which could result in further costs and delays. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop AMX0035, avexitide or any other current or future product candidates and market our products, if approved.

The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with cGMPs. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop AMX0035, avexitide or any future product candidates and market our products following approval.

We may need to maintain licenses for active ingredients from third parties to develop and commercialize AMX0035, avexitide or a future product candidate, which could increase our development costs and delay our ability to commercialize such product candidate.

Should we decide to use API in any of AMX0035, avexitide or any other current or future product candidates that are proprietary to one or more third parties, we would need to maintain licenses to those active ingredients from those third parties. If we are unable to gain or continue to access rights to these active ingredients prior to conducting preclinical toxicology studies intended to support clinical trials, we may need to develop alternate product candidates from these programs by either accessing or developing alternate active ingredients, resulting in increased development costs and delays in commercialization of these product candidates. If we are unable to gain or maintain continued access rights to the desired active ingredients on commercially reasonable terms or develop suitable alternate active ingredients, we may not be able to commercialize product candidates from these programs.

Risks Related to Commercialization of AMX0035, Avexitide or Future Product Candidates

The market for AMX0035 for Wolfram syndrome, PSP and other neurodegenerative diseases and of avexitide for PBH and congenital HI, and for any other product candidates we are currently developing or may in the future develop or acquire may be smaller than we expect.

We have historically focused our research and product development on treatments of neurodegenerative diseases, and recently expanded into other diseases, many of which are rare diseases with small addressable patient populations. We base our market opportunity estimates on a variety of factors, including our estimates of the number of people who have these diseases, the potential scope of our approved product labels, the subset of people with these diseases who have the potential to benefit from treatment with AMX0035, avexitide or any other current or future product candidates, various pricing scenarios, and our understanding of reimbursement policies for rare diseases in particular countries. These estimates are based on many assumptions and may prove incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. Estimating market opportunities can be particularly challenging for rare indications, such as the ones we currently address, as epidemiological data is often more limited than for more prevalent indications and can require additional assumptions to assess potential patient populations. If we are unable to identify patients and successfully commercialize AMX0035, avexitide or any other current or future product candidates with attractive market opportunities, our future product revenues may be smaller than anticipated, and our business may suffer.

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

If we are unable in the future to expand our sales, marketing, manufacturing and distribution capabilities or enter into agreements with third parties to market and sell AMX0035, avexitide or other current or future product candidates for which we obtain marketing approval, we will be unable to generate any additional product revenue.

To successfully commercialize any products that may result from our development activities or that we may acquire, we would need to continue to expand our sales, marketing, pharmacovigilance, manufacturing and distribution capabilities, either on our own or with others. RELYVRIO/ALBRIOZA, formerly sold in Canada and the U.S. for the treatment of ALS before being voluntarily withdrawn from the market, was the first product that we commercialized and built a global marketing and sales team for. The development of our own marketing and distribution effort was expensive and time-consuming and any efforts to do so in connection with our other product candidates may be expensive and time-consuming and could delay any further product launches. Moreover, we cannot be certain that we will be able to develop this capability successfully again in the future, despite our experience. We may enter into collaborations regarding any approved product candidates with other entities to utilize their established marketing and distribution capabilities, however, we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize AMX0035, avexitide or any other current or future product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We may also face competition in our search for third parties to assist us with the sales and marketing efforts of AMX0035, avexitide and any other current or future product candidates, if approved. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Even if any future product candidate of ours receives regulatory approval, it may fail to maintain the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for continued commercial success or to remain profitable.

Even if AMX0035 for the treatment of any indication, avexitide or any other current or future product candidate of ours, is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians may be reluctant to add AMX0035, avexitide or another product to their patients’ treatment regimen, or may cease to add AMX0035, avexitide or such product to their patients’ treatment regimen. Further, patients often acclimate to the treatment regime they are currently taking and do not want to add additional treatments unless their physicians recommend it. Further, patients may be unable to add AMX0035, avexitide or such other product to their treatment regimen due to lack of coverage and adequate reimbursement. In addition, even if we are able to demonstrate our product candidates’ safety and efficacy to the FDA and other regulators, safety or efficacy concerns in the medical community may hinder market acceptance. Our ability to proactively educate health care professionals and patients may be limited based on the marketing restrictions in a given jurisdiction, specifically as they relate to the particular labeling approved by the applicable health authority.

Efforts to educate the medical community and third-party payors on the benefits of our current and any future product candidates may require significant resources, including management time and financial resources, and may not be successful. If AMX0035, avexitide or any other current or future product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not remain profitable. The degree of market acceptance of AMX0035, avexitide and any other future product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Any failure by AMX0035, avexitide or any other current or future product candidate of ours that obtains regulatory approval to achieve market acceptance or commercial success would adversely affect our business prospects.

AMX0035, avexitide or any future product candidates for which we, or any future collaborators, obtain regulatory approval in the future will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. If approved, AMX0035, avexitide and any future product candidates could be subject to post-marketing restrictions or withdrawal from the market and we, or any future collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

AMX0035, avexitide or any other current or future product candidates for which we, or any future collaborators, obtain regulatory approval, as well as the manufacturing processes, post-approval studies, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA and other applicable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the U.S. We and our contract manufacturers will also be subject to user fees and periodic inspection by regulatory authorities to monitor compliance with these requirements and the terms of any product approval we may obtain. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indications or uses for which the product may be marketed or to the conditions of approval, including the requirement in the U.S. to implement a Risk Evaluation and Mitigation Strategy, or REMS.

The FDA and other regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Additionally, the FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use. However, companies generally may share truthful and not misleading information that is otherwise consistent with a product’s approved labeling. If we, or any future collaborators, do not market AMX0035, avexitide or any of our other current or future product candidates for which we, or they, receive regulatory approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing if it is alleged that we are doing so. Violation of laws and regulations relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws, including the False Claims Act and any comparable foreign laws. In the EU, the direct-to-consumer advertising of prescription-only medicinal products is prohibited. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public, if approved, and may also impose limitations on our promotional activities with health care professionals.

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

If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for AMX0035, avexitide or any future approved products withdrawn or restricted by regulatory authorities, or we may voluntarily do so, and our ability to market AMX0035, avexitide or any future approved products, to develop AMX0035 or avexitide in the U.S. or additional jurisdictions or for additional indications, and to develop and seek approval for additional product candidates could become limited, which could adversely affect our ability to achieve or sustain profitability. As a result, the cost of compliance with post-approval regulatory requirements may have a negative effect on our operating results and financial condition.

If we fail to obtain coverage and reimbursement for AMX0035, avexitide or any other current or future product candidates in new geographies, it could make it difficult for us to sell AMX0035, avexitide or any other current or future product candidates profitably.

The success of AMX0035, avexitide and any of our other current or future product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. Because AMX0035, avexitide and any other current or future product candidates represent new approaches to the treatment of the diseases they target, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, AMX0035, avexitide and any other current or future product candidates or for any product that we may develop. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to any current or future product candidates we may develop (e.g., for the administration of our product candidate to patients) is also important. Inadequate reimbursement for such services may lead to physician and payor resistance and adversely affect our ability to market or sell AMX0035, avexitide or any other current or future product candidates we may develop. In addition, we may need to develop new reimbursement models, in order to realize adequate value. Payors may not be able or willing to adopt such new models and patients may be unable to afford that portion of the cost that such models may require them to bear. If we determine such new models are necessary, but we are unsuccessful in developing them, or if payors do not adopt such models, our business, financial condition, results of operations and prospects could be adversely affected. For additional information on coverage and reimbursement, see the section entitled “Business—Government Regulation—Coverage and Reimbursement” in our 2023 Annual Report.

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

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Canada, the EU and other countries has and will continue to put pressure on the pricing and usage of drug products such as AMX0035, avexitide and any other current or future product candidates we may develop, if approved. We may also incur additional challenges when seeking reimbursement from public and private payers where AMX0035, avexitide or any future product candidate has been approved subject to post-marketing conditions. Moreover, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or might even prevent our commercial launch of the product, possibly for lengthy periods of time. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for product candidates. Accordingly, in markets outside the U.S., the reimbursement for AMX0035, avexitide and any other current or future product candidates we may develop may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits.

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

•
the demand for AMX0035, avexitide or any other current or future product candidates;
•
our ability to set a price that we believe is fair for our approved products;
•
our ability to generate revenue and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

These laws and future state and federal healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for AMX0035, avexitide or any other current or future product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. For example, the Inflation Reduction Act of 2022, or IRA, contains provisions that require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation. In addition, any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, sustain profitability or commercialize our product candidates.

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

In some countries, including Canada and certain Member States of the EU, the pricing of prescription drugs is, in part, subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. In some countries, we may be required to conduct a clinical trial or other trials that compare the cost-effectiveness of AMX0035, avexitide or any other current or future product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval, which is time-consuming and costly. We cannot be sure that such prices and reimbursement will be acceptable to us. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of AMX0035, avexitide or any other current or future product candidates in those countries would be negatively affected.

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

Our commercial success depends in large part on our ability to obtain and maintain intellectual property rights protection through patents, trademarks and trade secrets in the U.S. and other countries with respect to our proprietary product candidates, AMX0035, AMX114, avexitide, and any future proprietary product candidates. If we do not adequately protect our intellectual property rights, competitors may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business and ability to sustain profitability. To protect our proprietary position, we have filed patent applications and may file other patent applications in the U.S. or abroad related to AMX0035, AMX114, or any other current or future product candidates that are important to our business; we may also license or purchase patents or patent applications filed by others. With respect to protection of our intellectual property rights in avexitide, our acquisition of that product candidate from Eiger includes acquisition of all of Eiger’s owned and co-owned patents and applications directed to avexitide, as well as assuming Eiger’s licenses to patents and applications directed to avexitide and owned and co-owned by other entities. The patent application process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

If the scope of the patent protection we obtain is not sufficiently broad, we may not be able to prevent others from developing and commercializing technology and products similar or identical to ours. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending owned patent applications that mature into issued patents will include claims with a scope sufficient to protect our proprietary therapeutics or otherwise provide any competitive advantage. Other parties have developed or may develop technologies that may be related or competitive with our approach, and may have filed or may file patent applications and may have been issued or may be issued patents with claims that overlap or conflict with our patent applications, either by claiming the same compounds, formulations or methods or by claiming subject matter that could dominate our patent position. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Furthermore, patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to AMX0035, AMX114, avexitide or any other current or future product candidates. In the event that an alternative combination of AMX0035, or TURSO as a single drug product, is developed and approved for use in indications for which we may seek approval and falls outside the scope of our patent claims, the marketability and commercial success of AMX0035 could be materially harmed.

Even if they are unchallenged, our owned patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patents by developing similar or alternative therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapy that provides benefits similar to our product candidate but falls outside the scope of our patent protection or license rights. If the patent protection provided by the patent and patent applications we hold or pursue with respect to AMX0035, AMX114, avexitide or any other current or future product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidate could be negatively affected, which would harm our business.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting AMX0035, AMX114, avexitide or any other current or future product candidates by obtaining and defending patents. These risks and uncertainties include the following:

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
•
our competitors, many of whom have substantially greater resources and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use, and sell AMX0035, AMX114, or avexitide;
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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our proprietary product candidates, AMX0035, AMX114, and our newly acquired product candidate, avexitide, as well as on successfully defending these patents against potential third-party challenges. Our ability to protect our product candidate from unauthorized making, using, selling, offering to sell or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities.

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
•
we may not successfully commercialize AMX0035, AMX114, or avexitide before our relevant patents expire;
•
we may not be the first to make the inventions covered by each of our patents and pending patent applications; or
•
we may not develop additional proprietary technologies or product candidates that are separately patentable.

In addition, to the extent that we are unable to obtain and maintain patent protection for AMX0035, AMX114, or avexitide or any other current or future product candidates or in the event that such patent protection expires, it may no longer be cost-effective to extend our portfolio by pursuing additional development of a product or product candidate for follow-on indications.

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

Patent terms and market exclusivities, if obtained, may be inadequate to protect our competitive position on our products for an adequate amount of time.

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

In addition, market exclusivities may be available for our product candidates and indications. If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to the invalidity or non-infringement of any patents listed for our products in the Orange Book. If an infringement suit is timely filed by the NDA or patent holder, the FDA cannot finally approve the ANDA for 30 months unless a court decision in favor of the generic manufacturer is issued earlier. Three-year exclusivity is given to a drug if it contains an active moiety that has previously been approved, and the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are determined by the FDA to be essential to the approval of the NDA. This form of data exclusivity is known as New Clinical Investigation, or NCI, exclusivity. If AMX0035 is approved for future uses, such as Wolfram syndrome or PSP, and if avexitide is approved for future uses, or if current and future candidates, such as AMX114, are approved with only NCI exclusivity, generic manufacturers may file their ANDAs anytime following approval of AMX0035, AMX114, or avexitide and seek to launch their generic products following the expiration of the three year market exclusivity period, even if we still have patent protection for our product.

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

Competition that AMX0035, AMX114, avexitide or any future products, if approved, may face from generic versions of such products could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those product candidates.

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

A third party or former employee or collaborator may claim an inventorship or ownership interest in one or more of our or our licensors’ patents or other proprietary or intellectual property rights. A third party could bring legal actions against us and seek monetary damages and/or enjoin clinical testing, manufacturing and marketing of the affected product or products. While we are presently unaware of any claims or assertions by third-parties with respect to inventorship or ownership of our patents or other intellectual property, we cannot guarantee that a third party will not assert a claim or an interest in any of such patents or intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to AMX0035, AMX114, avexitide, or any other current or future product candidates. Further, regardless of the outcome, if we become involved in any litigation, it could consume a substantial portion of our resources, and cause a significant diversion of effort by our technical and management personnel.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing AMX0035, AMX114, avexitide, or any other current or future product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidate without infringing the intellectual property and other proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Third parties may have U.S. and non-U.S. issued patents and pending patent applications relating to compounds, methods of manufacturing compounds and/or methods of use for the treatment of the disease indications for which we are developing AMX0035, AMX114, avexitide, or any other current or future product candidates. If any third-party patents or patent applications are found to cover AMX0035, AMX114, avexitide, or any other current or future product candidates or their methods of use or manufacture, we may not be free to manufacture or market such product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates, including patent infringement lawsuits in the U.S. or abroad. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the composition, use or manufacture of AMX0035, AMX114, avexitide or any other current or future product candidates. While we perform periodic searches for relevant patents and patent applications with respect to our proprietary drug candidates, AMX0035, AMX114, and our newly acquired product candidate, avexitide, we cannot guarantee that any of our patent searches or analyses including, but not limited to, the identification of relevant patents, the scope of patent claims or the expiration of relevant patents are complete or thorough, nor can we be certain that we have identified each and every patent and pending application in the U.S. and abroad that is relevant to or necessary for the commercialization of AMX0035, AMX114, avexitide, or any other current or future product candidates in any jurisdiction. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that AMX0035, AMX114, avexitide, or any other current or future product candidates may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based on intellectual property rights that exist now or arise in the future. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use or manufacture. The scope of protection afforded by a patent is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidate, product or method either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the U.S., proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources, and we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. If we were required to obtain a license to continue to manufacture or market the affected product, we may be required to pay substantial royalties or grant cross-licenses to our patents. We cannot, however, assure you that any such license will be available on acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights. Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Furthermore, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing AMX0035, AMX114, avexitide, or any other current or future product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•
others may be able to make products that are competitive to AMX0035, for example a TURSO monotherapy, AMX114, avexitide or any of our future product candidates but that are not covered by the claims of the patents that we own;
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

We consider proprietary trade secrets or confidential know-how and unpatented know-how to be important to our business. We may rely on trade secrets or confidential know-how to protect our technology, especially where patent protection is believed by us to be of limited value. We rely on third parties for research and development work, and expect to rely on third parties for future manufacturing of our proprietary product candidate, AMX0035, AMX114, and our newly acquired product candidate, avexitide, and any other current or future product candidates. We also expect to collaborate with third parties on the development of AMX0035, AMX114, avexitide, and any other current or future product candidates. As a result of the aforementioned collaborations, we must, at times, share trade secrets with our collaborators.

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

We implemented our Restructuring Plan that is designed to focus our resources on key clinical and preclinical programs in April 2024. The Restructuring Plan included a reduction of our workforce by approximately 70% and a decrease in external financial commitments outside of our priority areas.

The Restructuring Plan may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reduction in force, a reduction in morale among our remaining employees, greater-than-anticipated costs incurred in connection with implementing the Restructuring Plan, and the risk that we may not achieve the benefits from the Restructuring Plan to the extent or as quickly as we anticipate, all of which may have a material adverse effect on our results of operations or financial condition. These restructuring initiatives could place substantial demands on our management and employees, which could lead to the diversion of our management’s and employees’ attention from other business priorities. In addition, while certain positions have been eliminated in connection with the Restructuring Plan, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers, which could result in disruptions to our operations. We may also discover that the workforce reduction and other restructuring efforts will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. We may further discover that, despite the implementation of our Restructuring Plan, we may require additional capital to continue expanding our business, and we may be unable to obtain such capital on acceptable terms, if at all. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations. Finally, we have received and may receive additional lawsuits from employees relating to their separation from the Company. These lawsuits may result in increased costs and reputational risk to the Company.

We are continuously evaluating and pursuing strategic transactions, and may pursue strategic transactions in the future that are aligned with our mission in to improve our underlying business performance. For example, we have recently completed the acquisition of avexitide, and may in the future seek to acquire additional assets.

We anticipate completing acquisitions and business combinations in the future, especially given the discontinuation of the marketing authorizations for RELYVRIO/ALBRIOZA (AMX0035) for ALS and its withdrawal from the commercial market in the U.S. and Canada. For example, we recently completed the acquisition of substantially all of the rights, title and interests in, to and under those assets and interests used by Eiger in the development, manufacture and commercialization of avexitide. Our ability to complete future acquisitions and business combinations will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions; our ability to compete effectively for acquisition candidates; and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition or business combination could impair our business, reputation, operating results and financial condition. The benefits of an acquisition or business combination may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions or business combinations will, in fact, produce any benefits. For example, we may not receive the anticipated benefits of the acquisition of avexitide for some time. Acquisitions and business combinations may involve a number of risks, the occurrence of which could adversely affect our business, reputation, operating results and financial condition, including:

•
diversion of management’s attention;
•
disruption to our existing operations and plans;
•
inability to effectively manage our expanded operations;
•
difficulties or delays in integrating and assimilating information and financial systems, operations, manufacturing processes and products of an acquired business or other business venture or in realizing projected efficiencies, growth prospects, cost savings, and synergies;
•
inability to successfully integrate or develop a distribution channel for acquired product lines;
•
potential loss of key employees, customers, distributors, or sales representatives of the acquired businesses or adverse effects on existing business relationships with suppliers, customers, distributors, and sales representatives;
•
adverse impact on overall profitability if our expanded operations do not achieve the financial results projected in our valuation models;

•
assumption of contracts, liabilities and other agreements associated with acquired assets, including royalty or other payments due under such agreements;
•
reallocation of amounts of capital from other operating initiatives and/or an increase in our leverage and debt service requirements to pay acquisition purchase prices or other business venture investment costs, which could in turn restrict our ability to access additional capital when needed or pursue other important elements of our business strategy;
•
infringement by acquired businesses or other business ventures of intellectual property rights of others;
•
violation of confidentiality, intellectual property and non-compete obligations or agreements by employees of an acquired business or lack of or inadequate formal intellectual property protection mechanisms in place at an acquired business;
•
inaccurate assessment of additional post-acquisition investments, undisclosed, contingent or other liabilities or problems, unanticipated costs associated with an acquisition, and an inability to recover or manage such liabilities and costs;
•
incorrect estimates made in the accounting for acquisitions and incurrence of non-recurring charges; and
•
write-off of significant amounts of goodwill or other assets as a result of deterioration in the performance of an acquired business or product line, adverse market conditions, changes in the competitive landscape, changes in laws or regulations that restrict activities of an acquired business or product line, or as a result of a variety of other circumstances.

In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of acquired businesses may result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act. However, we cannot be certain that these measures will ensure that we design, implement, and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses, regardless of whether such acquired business was previously privately or publicly held. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. These risks, among others, could be heightened if we complete a large acquisition or other business combination or multiple transactions within a relatively short period of time.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts, including the ongoing war between Russia and Ukraine, the Israel-Hamas war and escalating conflict in the Middle East, the upcoming U.S. presidential election, events related thereto, such as changes to candidates or political unrest or otherwise, and high inflation and interest rates, any of which could have a material adverse effect on our business, financial condition and results of operations.

U.S. and global markets have recently been experiencing volatility and disruption caused by economic uncertainty, including as a result of the ongoing Russia-Ukraine war and the effects of sanctions imposed on Russia as a result of the conflict, as well as the Israel-Hamas war and escalating conflict in the Middle East. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which contributed to record inflation globally. In addition, global markets may experience additional disruptions as a result of the current Israel-Hamas war and the escalating conflict in the Middle East. We are continuing to monitor inflation, the situations in Ukraine and Israel and global capital markets and assessing their potential impact on our business, including the impact on the supply chains we rely on for the manufacture of AMX0035, avexitide or any other current or future product candidates.

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

We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by other entities and may have commitments under consulting or advisory contracts with those entities that may limit their availability to us. If we are unable to continue to attract and retain highly qualified personnel, our ability to develop AMX0035, avexitide or any other current or future product candidates will be limited.

We only have a limited number of employees to manage and operate our business.

We implemented a Restructuring Plan to reduce our workforce by 70% in April 2024. Our Restructuring Plan and our focus on research and the development of our product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Any negative impact any future pandemic or similar disruption has on patient enrollment or treatment, or the development of AMX0035, avexitide and any other current or future product candidates, could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize AMX0035, avexitide and any other current or future product candidates, if approved, increase our operating expenses, which could have a material adverse effect on our financial results. The COVID-19 pandemic and other global macroeconomic factors have also caused significant volatility in public equity markets and disruptions to the U.S. and global economies and any future pandemic or similar disruption could lead to further market dislocation. Any such increased volatility and economic dislocation may make it more difficult for us to raise capital on favorable terms, or at all. If we or any of the third parties with whom we engage were to experience business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial conditions. To the extent any future pandemic or similar disruption adversely affects our business and financial results, it may also heighten many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to the timing and completion of our clinical trials and our ability to obtain future financing.

Risks Related to Our Common Stock

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, from January 7, 2022, the first day that our stock traded on the Nasdaq Global Select Market, through June 30, 2024, our stock has traded within a range of a high price of $41.93 and a low price of $1.58 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

•
the commencement, enrollment or results of our ongoing and future preclinical studies and clinical trials, or any future preclinical studies or clinical trials, we may conduct of AMX0035, avexitide and any other current or future product candidates, or changes in the development status of our current and any future product candidates;
•
any additional regulatory submissions for AMX0035, avexitide or any other current or future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such submissions, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•
adverse results or delays in our preclinical studies and clinical trials;
•
our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;

•
adverse regulatory decisions, including failure to receive regulatory approvals for AMX0035, avexitide and any other current or future product candidates;
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
•
our failure to successfully commercialize AMX0035, avexitide and any other current or future product candidates;
•
additions or departures of key scientific or management personnel;
•
unanticipated serious safety concerns related to the use of AMX0035, avexitide and any other current or future product candidates;
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

Commencing December 31, 2024, we will be a smaller reporting company due to our requalification at June 30, 2024 and we will become an accelerated filer, rather than a large accelerated filer due to our status at June 30, 2024. We cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

As of June 30, 2023, the market value of our common stock that was held by non-affiliates exceeded $700 million, and therefore, effective as of January 1, 2024, we became a large accelerated filer. We also were no longer qualified as an emerging growth company or smaller reporting company and were no longer able to avail ourselves of the reduced disclosure requirements available to smaller reporting companies. However, based on the market value of our common stock that was held by non-affiliates as of June 30, 2024, we will regain smaller reporting company status effective as of December 31, 2024 and will be able to avail ourselves of the reduced disclosure requirements. As a smaller reporting company, we will be permitted and intend to rely on reduced disclosure requirements that are applicable to other public companies that are smaller reporting companies. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide supplemental financial information or risk factors. Despite status effectiveness at December 31, 2024, due to requalification we are able to rely on these reduced requirements beginning after June 30, 2024. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. As of June 30, 2024, we are also an accelerated filer and are still required to have our independent auditors annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting.

A significant portion of our total outstanding shares may be sold into the market, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2024, we had outstanding 68,082,468 shares of common stock, which may be resold in the public market immediately without restriction, unless held by our affiliates. Moreover, holders of approximately 12.1 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Pursuant to Section 404, our management is required to assess and report annually on the effectiveness of our internal control over financial reporting and to identify any material weaknesses in our internal control over financial reporting. As a result of no longer qualifying as an emerging growth company as defined in the JOBS Act and becoming a large accelerated filer, we were also required to comply with, among other requirements, the auditor attestation requirements of Section 404(b), and as an accelerated filer will be required to continue to comply with such requirements. Preparing such attestation report and the cost of compliance with reporting requirements that we had not previously implemented has and will continue to increase our expenses and require significant management time. Investors may find our common stock less attractive because of the additional compliance costs. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts if we are able to obtain marketing approval of any of AMX0035, avexitide or any other current or future product candidates, research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock, including shares of common stock sold in our public offerings.

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

We, our collaborators, our CROs, third-party logistics providers, distributors and other contractors and consultants utilize IT systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware, viruses, social engineering, spamming or other means, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have generally been increasing in frequency and sophistication. Cyber-attacks also could include phishing attempts or e-mail fraud to, for example, cause payments or information to be transmitted to an unintended recipient. We and some of our third-party collaborators have in the past and may in the future experience cyber security attacks. These threats pose a risk to the security of our, our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems or to which they have access. Any cyber-attack, data breach, security incident or destruction, misuse, or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws, and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the U.S. and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that maybe imposed and could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed, ongoing or future clinical trials for AMX0035, avexitide or any of our future product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches or incidents and may incur reputational harm and significant additional expense, including to implement further data protection or remedial measures, from fines and penalties or other liability, and from loss of existing and future business.

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

On February 9, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers (Shih v. Amylyx Pharmaceuticals, Inc., et al., Case Number 1:24-CV-00988, or the Shih Complaint). Plaintiff filed an amended complaint on June 24, 2024. The Shih Complaint asserts a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and a claim under Section 20(a) against certain current and former officers as alleged controlling persons. The Shih Complaint alleges that defendants made materially false and misleading statements related to the commercial results and prospects for RELYVRIO. The Shih Complaint seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the court deems appropriate. The Company intends to defend against the Shih Complaint vigorously, and filed a motion to transfer venue on July 11, 2024. On July 12, 2024, the court granted the motion to transfer, ordering the clerk to transfer the case to the United States District Court for the District of Massachusetts, or the “Order. The parties await a new docket number and assigned judge in light of the Order regarding the transfer to the District of Massachusetts. At this time, an estimate of the impact, if any, of the claims made in the Shih Complaint cannot be made.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, no officer or director of the Company (as defined in Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Description
2.1†

Asset Purchase Agreement by and between the Company and Eiger Biopharmaceuticals, Inc., dated June 21, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2024).

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

10.1#

Amended and Restated Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2024).

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

† In accordance with Item 601(a)(5) of Regulation S-K, certain schedules or similar attachments to this exhibit have been omitted from this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMYLYX PHARMACEUTICALS, INC.

Date: August 8, 2024	By:	/s/ Joshua B. Cohen
Joshua B. Cohen
Co-Chief Executive Officer

	By:	/s/ Justin Klee
Justin Klee
Co-Chief Executive Officer

	By:	/s/ James M. Frates
James M. Frates
Chief Financial Officer