Form 10-Q
period 2024-09-30
Amylyx Pharmaceuticals, Inc.
filed 2024-11-07
CIK 1658551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 68,547,860 shares of common stock, $0.0001 par value per share, outstanding.

AMYLYX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, express or implied statements about:

•
our ability to obtain regulatory approvals of avexitide, AMX0035 in Wolfram syndrome, progressive supranuclear palsy, or PSP, or any other indications, or any other current or future product candidates;
•
the timing, progress and results of our research and development activities, preclinical studies and clinical trials, including the anticipated Phase 3 clinical program for avexitide in post-bariatric hypoglycemia, or PBH, our Phase 2 clinical trial of AMX0035 for the treatment of Wolfram syndrome known as the HELIOS trial, and our Phase 2b/3 global clinical trial of AMX0035 for the treatment of PSP known as the ORION trial, as well as any other development efforts, preclinical studies and clinical trials for our current and any future product candidates;
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
•
the effect of global financial and economic conditions and geopolitical events, including heightened and fluctuating interest rates and inflation, foreign exchange fluctuations, the risk of economic slowdown or recession in the United States, instability in the banking system, overall market volatility in the United States, including as a result of, among other factors, the ongoing war between Russia and Ukraine, the Israel-Hamas war and escalating conflict in the Middle East, including political unrest, or similar events, on our business; and
•
other statements about future events, including those listed under the section titled “Risk Factors”.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$71,839	$170,201
Marketable securities	162,556	201,161
Accounts receivable, net	1,731	40,050
Inventories	—	38,323
Prepaid expenses and other current assets	9,137	14,931
Total current assets	245,263	464,666
Property and equipment, net	1,252	2,686
Restricted cash equivalents	1,441	719
Operating lease right-of-use assets	2,275	3,725
Long-term inventories	—	44,957
Other assets	482	701
Total assets	$250,713	$517,454
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,487	$22,061
Accrued expenses	50,456	57,724
Operating lease liabilities, current portion	1,972	2,257
Total current liabilities	53,915	82,042
Operating lease liabilities, net of current portion	595	1,980
Total liabilities	54,510	84,022
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 68,545,508 and 67,707,432 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	764,701	738,177
Accumulated deficit	(569,146)	(304,949)
Accumulated other comprehensive income	641	197
Total stockholders’ equity	196,203	433,432
Total liabilities and stockholders’ equity	$250,713	$517,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenue, net	$416	$102,693	$88,036	$272,337
Operating expenses:
Cost of sales	—	5,218	5,953	16,081
Cost of sales - inventory impairment and loss on firm purchase commitments	809	—	118,680	—
Acquired in-process research and development	36,203	—	36,203	—
Research and development	21,237	30,037	81,192	83,273
Selling, general and administrative	17,828	48,718	97,234	136,115
Restructuring expenses	—	—	22,851	—
Total operating expenses	76,077	83,973	362,113	235,469
(Loss) income from operations	(75,661)	18,720	(274,077)	36,868
Other income, net:
Interest income	3,098	4,179	11,493	11,784
Other expense, net	(141)	(488)	(1,371)	(831)
Total other income, net	2,957	3,691	10,122	10,953
(Loss) income before income taxes	(72,704)	22,411	(263,955)	47,821
Provision for income taxes	—	1,518	242	3,281
Net (loss) income	$(72,704)	$20,893	$(264,197)	$44,540

Net (loss) income per share
Basic	$(1.07)	$0.31	$(3.89)	$0.66
Diluted	$(1.07)	$0.30	$(3.89)	$0.63
Weighted-average shares used in computing net (loss) income per share
Basic	68,091,446	67,414,669	67,990,613	67,124,407
Diluted	68,091,446	69,748,547	67,990,613	70,143,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(72,704)	$20,893	$(264,197)	$44,540
Other comprehensive (loss) income
Foreign currency translation gain (loss)	301	(138)	100	(78)
Net unrealized gain on available-for-sale securities	437	59	344	13
Other comprehensive (loss) income	738	(79)	444	(65)
Comprehensive (loss) income	$(71,966)	$20,814	$(263,753)	$44,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	67,707,432	$7	$738,177	$197	$(304,949)	$433,432
Issuance of common stock upon exercise of stock options	49,618	—	147	—	—	147
Issuance of common stock upon vesting of RSUs	218,537	—	—	—	—	—
Stock-based compensation expense	—	—	9,924	—	—	9,924
Other comprehensive loss	—	—	—	(274)	—	(274)
Net loss	—	—	—	—	(118,793)	(118,793)
Balance as of March 31, 2024	67,975,587	$7	$748,248	$(77)	$(423,742)	$324,436
Issuance of common stock upon exercise of stock options	59,981	—	23	—	—	23
Issuance of common stock upon vesting of RSUs	43,489	—	—	—	—	—
Stock-based compensation expense	—	—	9,570	—	—	9,570
Other comprehensive loss	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(72,700)	(72,700)
Balance as of June 30, 2024	68,079,057	$7	$757,841	$(97)	$(496,442)	$261,309
Issuance of common stock upon exercise of stock options	36,799	—	57	—	—	57
Issuance of common stock upon vesting of RSUs	429,652	—	—	—	—	—
Stock-based compensation expense	—	—	6,803	—	—	6,803
Other comprehensive income	—	—	—	738	—	738
Net loss	—	—	—	—	(72,704)	(72,704)
Balance as of September 30, 2024	68,545,508	$7	$764,701	$641	$(569,146)	$196,203

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	66,512,011	$7	$694,906	$(86)	$(354,220)	$340,607
Issuance of common stock upon exercise of stock options	451,298	—	2,777	—	—	2,777
Issuance of common stock upon vesting of RSUs	132,294	—	—	—	—	—
Stock-based compensation expense	—	—	7,580	—	—	7,580
Other comprehensive income	—	—	—	111	—	111
Net income	—	—	—	—	1,573	1,573
Balance as of March 31, 2023	67,095,603	$7	$705,263	$25	$(352,647)	$352,648
Issuance of common stock upon exercise of stock options	226,138	—	1,687	—	—	1,687
Issuance of common stock upon vesting of RSUs	32,676	—	—	—	—	—
Stock-based compensation expense	—	—	10,053	—	—	10,053
Other comprehensive loss	—	—	—	(97)	—	(97)
Net income	—	—	—	—	22,074	22,074
Balance as of June 30, 2023	$67,354,417	$7	$717,003	$(72)	$(330,573)	$386,365
Issuance of common stock upon exercise of stock options	145,384	—	938	—	—	938
Issuance of common stock upon vesting of RSUs	5,325	—	—	—	—	—
Stock-based compensation expense	—	—	10,283	—	—	10,283
Other comprehensive loss	—	—	—	(79)	—	(79)
Net income	—	—	—	—	20,893	20,893
Balance as of September 30, 2023	67,505,126	$7	$728,224	$(151)	$(309,680)	$418,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows used in operating activities:
Net (loss) income	$(264,197)	$44,540
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	26,297	27,627
Depreciation expense	744	787
Accretion of investment discounts, net	(8,065)	(7,368)
Inventory impairment and loss on firm purchase commitments	118,680	—
Charge for purchase of IPR&D assets	36,203	—
Other non-cash items	827	—
Changes in operating assets and liabilities:
Accounts receivable, net	38,319	(14,047)
Inventories	(9,253)	(46,648)
Interest receivable	303	370
Prepaid expenses and other current assets	5,496	(7,596)
Operating lease right-of-use assets	1,450	1,335
Other assets	216	(10)
Accounts payable	(20,574)	62
Accrued expenses	(33,415)	825
Operating lease liabilities	(1,670)	(1,509)
Net cash used in operating activities	(108,639)	(1,632)
Cash flows provided by investing activities:
Purchases of property and equipment	(137)	(885)
Purchases of IPR&D assets, including transaction costs	(36,203)	—
Purchases of investments	(231,986)	(174,187)
Proceeds from maturities of marketable securities	279,000	246,200
Net cash provided by investing activities	10,674	71,128
Cash flows provided by financing activities:
Follow-on offering costs paid	—	(136)
Proceeds from exercise of stock options and RSUs vesting	1,984	6,647
Withholding taxes paid on stock-based awards	(1,746)	(3,198)
Net cash provided by financing activities	238	3,313
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	87	(77)
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(97,640)	72,732
Cash, cash equivalents and restricted cash equivalents, beginning of period	170,920	63,245
Cash, cash equivalents and restricted cash equivalents, end of period	$73,280	$135,977
Reconciliation of cash, cash equivalents and restricted cash equivalents:
Cash and cash equivalents	$71,839	$135,258
Restricted cash equivalents	1,441	719
Total cash, cash equivalents and restricted cash equivalents:	$73,280	$135,977
Supplemental disclosure of cash flow information:
Unrealized gain on marketable securities	$344	$13
Taxes withheld on stock-based awards included in accrued expenses	$54	$15
Purchases of property and equipment included in accounts payable	$—	$150
Income taxes paid	$264	$4,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business

Amylyx Pharmaceuticals, Inc., together with its wholly owned subsidiaries, known as Amylyx or the Company, is a biotechnology company that is committed to the discovery and development of new treatment options for communities with high unmet needs, including people living with serious and fatal neurodegenerative diseases and endocrine conditions.

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

The Company is also investigating AMX0035, developed by Amylyx, in both neurodegenerative and endocrine diseases where endoplasmic reticulum, or ER, stress and mitochondrial dysfunction are implicated, including progressive supranuclear palsy, or PSP, and Wolfram syndrome. The Company reported positive topline results from the Phase 2 open-label HELIOS clinical trial in 12 adults living with Wolfram syndrome in October 2024. The Company is engaging with stakeholders, including the FDA, to inform a Phase 3 program and expects to provide an update in 2025. The Company dosed the first participant in the ORION trial, a Phase 2b/3 global clinical trial of AMX0035 for the treatment of PSP, in December 2023. Data from an interim analysis of the ORION are expected in mid-2025. The Company is also advancing additional drug candidates developed by Amylyx for neurodegenerative diseases including AMX0114, a potent antisense oligonucleotide targeting inhibition of Calpain-2, a key contributor to the axonal (also known as Wallerian) degeneration pathway. The Company received clearance from Health Canada for its Clinical Trial Application for AMX0114 in people living with amyotrophic lateral sclerosis, or ALS, and plans to begin a Phase 1 multiple ascending dose, placebo-controlled trial called LUMINA in Canada by the end of 2024 or in early 2025.

In April 2024, the Company announced that it had started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO and ALBRIOZA (AMX0035) for ALS and remove the product from the market based on topline results from the global Phase 3 PHOENIX trial, which did not meet its prespecified primary and secondary endpoints. Amylyx wound down the Open Label Extension as planned. The Company will continue to share learnings from PHOENIX to help inform future ALS research.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023 and the notes thereto, which are included in the Company’s most recent Annual Report on Form 10-K. Except as noted below, there have been no material changes to its significant accounting policies since the date of those consolidated financial statements.

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

Business Combinations and Asset Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the requirements of a business. If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. In-process research and development, or IPR&D, projects with no alternative future use are recorded in R&D expense upon acquisition, and contingent consideration obligations incurred in connection with an asset acquisition are recorded when it is probable that they will occur and they can be reasonably estimated.

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

3. PRODUCT REVENUE, NET

To date, the Company’s only source of product revenue had been from sales of RELYVRIO, known as ALBRIOZA in Canada. Significant judgment was required in estimating gross-to-net, or GTN adjustments considering historical experience, payer channel mix (e.g., Medicare or Medicaid), current contract prices under applicable programs, unbilled claims and processing time lags and inventory levels in the distribution channel. In April 2024, the Company announced it had started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ and remove the product from the market in the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial. As a result, the Company did not generate significant revenue from product sales for the three months ended September 30, 2024 and the balance primarily represents gross-to-net adjustments reflecting actual rebate and return activity during the period. The following table reconciles gross product revenue to net product revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenue, gross	$—	$111,864	$114,265	$304,822
GTN adjustments	416	(9,171)	(26,229)	(32,485)
Product revenue, net	$416	$102,693	$88,036	$272,337

The activity and ending reserve balance for GTN adjustments were as follows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Chargebacks and Cash Discounts	Medicaid and Medicare Rebates	Other Rebates, Returns, Discounts and Adjustments	Total
Ending balance at December 31, 2023	$3,143	$4,946	$11,073	$19,162
Provision related to sales in the current year	4,983	3,504	20,916	29,403
Adjustments related to prior period sales	(1,696)	—	(1,478)	(3,174)
Credits and payments made	(6,430)	(8,087)	(11,551)	(26,068)
Ending balance at September 30, 2024	$—	$363	$18,960	$19,323

	Chargebacks and Cash Discounts	Medicaid and Medicare Rebates	Other Rebates, Returns, Discounts and Adjustments	Total
Ending balance at December 31, 2022	$648	$1,992	$1,664	$4,304
Provision related to sales in the current year	14,175	7,872	10,954	33,001
Adjustments related to prior period sales	—	(236)	(280)	(516)
Credits and payments made	(11,004)	(6,806)	(8,930)	(26,740)
Ending balance at September 30, 2023	$3,819	$2,822	$3,408	$10,049

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

4. MARKETABLE SECURITIES

The Company has classified all of its marketable securities at September 30, 2024 as “available-for-sale”. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included as a separate component of other accumulated comprehensive income (loss). There were no realized gains or losses recognized during the three and nine months ended September 30, 2024 and 2023.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific identification method. The Company includes interest and dividends on securities classified as available-for-sale in interest income. Accrued interest receivable relating to the Company's available-for-sale securities is presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, and amounted to less than $0.1 million and $0.5 million at September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, there were no securities in an unrealized loss position for greater than 12 months. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of September 30, 2024.

Marketable securities, which are classified as available-for-sale, consisted of the following (in thousands):

Balance at September 30, 2024:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury bills	$162,148	$408	$—	$162,556
Total marketable securities	$162,148	$408	$—	$162,556

Balance at December 31, 2023:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury bills	$196,098	$67	$—	$196,165
U.S. agency bonds	4,999	—	(3)	4,996
Total marketable securities	$201,097	$67	$(3)	$201,161

5. INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$—	$53,144
Work in process	—	18,945
Finished goods	—	11,191
Total inventories	$—	$83,280

In April 2024, the Company announced it had started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ and remove the product from the market in the U.S. and Canada based on topline results from the global Phase 3 PHOENIX trial. As a result, the Company recorded approximately $92.5 million of charges associated with the write-down of inventory for the nine months ended September 30, 2024. Inventory write-downs for the nine months ended September 30, 2023 were immaterial.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued external research and development	$4,399	$12,625
Accrued benefits and incentive compensation	7,962	16,790
Accrued manufacturing	4,008	1,652
Accrued consulting and other professional fees	1,944	6,506
Accrued returns, rebates and co-pay assistance	18,834	16,063
Accrued royalties	—	3,111
Accrued loss on future purchase commitments	12,743	—
Other accrued expenses	566	977
Total accrued expenses	$50,456	$57,724

7. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$38,813	$—	$—	$38,813
Marketable securities:
Treasury bills	162,556	—	—	162,556
Total marketable securities	162,556	—	—	162,556
Restricted cash equivalents	1,441	—	—	1,441
Total financial assets	$202,810	$—	$—	$202,810

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$76,710	$—	$—	$76,710
Marketable securities:
Treasury bills	196,165	—	—	196,165
U.S. agency bonds	—	4,996	—	4,996
Total marketable securities	196,165	4,996	—	201,161
Restricted cash equivalents	719	—	—	719
Total financial assets	$273,594	$4,996	$—	$278,590

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

8. Stock Option and Grant Plan

Stock Incentive Plan

General Option Information

A summary of option activity for the nine months ended September 30, 2024, is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	9,823,248	$18.39	7.9	$27,639
Granted	3,056,911	$8.56
Exercised	(146,398)	$1.55		$780
Cancelled or forfeited	(4,390,010)	$19.47
Outstanding at September 30, 2024	8,343,751	$14.52	7.7	$2,576
Options exercisable as of September 30, 2024	3,864,567	$15.57	6.4	$579
Options unvested as of September 30, 2024	4,479,184	$13.59	8.8	$1,996
Weighted average grant-date fair value of options granted during the period	$5.61

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was $0.8 million and $18.4 million, respectively.

The total fair value of stock options vested during the nine months ended September 30, 2024 and 2023 was $28.2 million and $24.8 million, respectively.

Restricted Stock Unit Activity

A summary of restricted stock unit activity for the nine months ended September 30, 2024, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	1,112,542	$24.80
Granted	2,826,628	$8.80
Vested	(691,678)	$10.69
Forfeited	(979,758)	$20.39
Nonvested as of September 30, 2024	2,267,734	$11.06

Summary of Stock-Based Compensation Expense

Stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,834	$2,664	$6,995	$7,090
Selling, general and administrative	4,969	7,512	19,302	20,537
Total stock-based compensation expense	$6,803	$10,176	$26,297	$27,627

The following table summarizes unrecognized stock-based compensation expense as of September 30, 2024, by type of awards (in thousands), and the weighted-average period over which that expense is expected to be recognized (in years). The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	September 30, 2024
	Unrecognized Expense	Weighted-average Recognition Period
Stock options	$37,484	2.31
Restricted stock units	$20,498	2.70

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

A summary of the numerator and denominators used in the computation of earnings per share follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(72,704)	$20,893	$(264,197)	$44,540
Denominator:
Weighted-average shares used to compute basic net (loss) income per share	68,091,446	67,414,669	67,990,613	67,124,407
Dilutive effect of employee stock options and restricted stock units	—	2,333,878	—	3,019,252
Weighted-average shares used to compute diluted net (loss) income per share	68,091,446	69,748,547	67,990,613	70,143,659
Net (loss) income per share
Basic	$(1.07)	$0.31	$(3.89)	$0.66
Diluted	$(1.07)	$0.30	$(3.89)	$0.63

Because the Company reported a net loss for the three and nine months ended September 30, 2024, basic and diluted net loss per share attributable to common stockholders were the same. All stock options and restricted stock units were excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact for the three and nine months ended September 30, 2024. The following stock options and restricted stock units outstanding at each period end have been excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	8,343,751	5,971,476	8,343,751	5,937,376
Restricted stock units	2,267,734	626,086	2,267,734	510,173
Total excluded common stock equivalents	10,611,485	6,597,562	10,611,485	6,447,549

10. aCQUISITIONS

On July 9, 2024, the Company completed the acquisition of substantially all the assets and interests in the development, manufacture and commercialization of avexitide from Eiger BioPharmaceuticals, Inc., or Eiger, for $35.1 million, or the Eiger Acquisition. The Eiger Acquisition includes the acquisition of all of Eiger’s owned and co-owned patents and applications directed to avexitide, as well as the assumption of Eiger’s licenses to patents and applications directed to avexitide and owned and co-owned by other entities, and the samples, retains, raw materials and active pharmaceutical ingredients in Eiger’s possession and control.

The transaction was accounted for as an asset acquisition as the acquired assets did not meet the definition of a business. The Company did not acquire any outputs and there was not an acquired substantive process in place to create outputs. The total purchase consideration of $36.2 million was composed of cash paid at closing of $35.1 million and direct transaction costs of $1.1 million.

The fair value was allocated to IPR&D assets with no alternative future use for these assets at the closing of the acquisition. As a result, the Company recorded a charge of $36.2 million related to acquired in-process research and development expense on the condensed consolidated statements of operations during the three and nine months ended September 30, 2024.

As part of the transaction, the Company assumed certain contractual obligations from Eiger, including royalty obligations between 4% and 7% on future sales owed to certain academic institutions and individuals. The Company will recognize these royalty payments related to avexitide in the period in which the achievement of the underlying milestones becomes probable. There were no other contingent obligations or assumed liabilities from the acquisition as of September 30, 2024.

11. Commitments and Contingencies

Letter of Credit

Restricted cash equivalents consist of $0.9 million of cash serving as collateral for a letter of credit issued for the Company’s office spaces, and $0.5 million as collateral for a corporate credit card program. As of September 30, 2024 and December 31, 2023, the Company’s restricted cash equivalents balance was $1.4 million and $0.7 million, respectively, on its condensed consolidated balance sheets.

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

On August 12, 2024, the case was transferred from the U.S. District Court for the Southern District of New York to the U.S. District Court for the District of Massachusetts and assigned docket number 1:24-CV-12068. Following the transfer, on September 6, 2024, defendants moved to dismiss the Shih Complaint. Plaintiff filed his opposition to Defendants’ motion to dismiss on October 21, 2024 and defendants’ response is due on or before November 20, 2024. The Company intends to defend against the Shih Complaint vigorously. At this time, an estimate of the impact, if any, of the claims made in the Shih Complaint cannot be made.

Royalty Payments

Between August 2016 and February 2019, the Company entered into grant agreements with the ALS Association, ALS Finding a Cure Foundation, Alzheimer’s Drug Discovery Foundation, Alzheimer’s Association and Cure Alzheimer’s Fund, or Grantors. Under the terms of the respective grant agreements among the Company, Alzheimer’s Drug Discovery Foundation, the Alzheimer’s Association, and Cure Alzheimer’s Fund, the Company will make royalty payments up to the maximum amount of $15.0 million to each Grantor (or $45.0 million in aggregate). As the conditions that would trigger royalty payments under the agreements have not occurred, no amounts have been recorded in the condensed consolidated financial statements.

As disclosed in Note 10 Acquisitions, the Company assumed royalty obligations from Eiger related to the acquisition of avexitide. As the conditions that would trigger royalty payments under the agreements have not occurred, no amounts have been recorded in the condensed consolidated financial statements.

Purchase Commitments

The Company enters into agreements in the normal course of business with contract manufacturing organizations for raw material purchases and manufacturing services. As of September 30, 2024, the Company had approximately $27.2 million of remaining obligations under these agreements, which are expected to be paid through 2025.

The Company recognized a loss on purchase commitments of $0.8 million and $26.1 million for the three and nine months ended September 30, 2024, respectively, which was recorded to cost of sales on the condensed consolidated statement of operations and as part of accrued expenses on the condensed consolidated balance sheet. The purchase commitment loss is based on an estimate of future commitments related to supply agreements with third party vendors for which the Company does not expect to have related sales.

Facility Leases

On September 12, 2024, the Company entered into a new office lease in Cambridge, Massachusetts for office space for its headquarters facility. The lease provides office space of approximately 15,267 square feet and for base monthly rent payments beginning at $0.1 million that increase annually by approximately 2.5% over the term of five years from the date of occupancy. In addition to base rent, the Company has agreed to reimburse the landlord for certain operating expenses under the terms of the lease. The lease commencement date is expected to be June 1, 2025 when the premises are expected to be available for occupancy and, therefore, as the office lease has not commenced, the related operating lease right-of-use assets and liabilities are not recorded in the Company's condensed consolidated balance sheet as of September 30, 2024.

12. Restructuring

In April 2024, the Company announced a restructuring plan designed to focus the Company’s resources on key clinical and preclinical programs, or the Restructuring Plan. The Restructuring Plan included a reduction in force which reduced the Company’s workforce by approximately 70% and a decrease in external financial commitments outside of its priority areas. The Company substantially completed the Restructuring Plan in the second quarter of 2024.

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

In connection with the Restructuring Plan, the Company performed an impairment evaluation of its long-lived assets resulting in an impairment charge of $0.9 million during the nine months ended September 30, 2024 related to the impairment of capitalized internal-use software.

Restructuring expenses for the three months ended September 30, 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Severance and employee benefit costs	$—	$—	$21,812	$—
Contract termination costs, impairment of assets and other costs	—	—	1,039	—
Total	$—	$—	$22,851	$—

All accrued costs related to this restructuring activity were paid as of September 30, 2024.

13. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has evaluated all subsequent events after September 30, 2024 and through the date of this filing, and there were no material subsequent events requiring disclosure, except as described below:

On October 2, 2024, a derivative complaint was filed in the U.S. District Court for the District of Massachusetts against certain current and former director and officer defendants, naming the Company as nominal defendant (Jones v. Cohen, et al., 1:24-CV-12527, or the Derivative Complaint). The substantive allegations mirror those of the Shih Complaint but also include claims for alleged violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, insider trading, and unjust enrichment. The Derivative Complaint seeks unspecified damages to be awarded to the Company along with interest, costs, and attorneys’ fees, restitution, and unspecified corporate governance and internal procedural reforms and improvements. On October 31, 2024, the Court entered an order staying the action until the earlier of the dismissal of the Shih Complaint with prejudice, including the exhaustion of all appeals, or defendants file an answer to the Shih Complaint. The Company intends to defend against the Derivative Complaint vigorously. At this time, an estimate of the impact, if any, of the claims made in the Derivative Complaint cannot be made.

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

Overview

We are a biotechnology company committed to the discovery and development of new treatment options for communities with high unmet needs, including people living with serious and fatal diseases. We have preclinical and clinical development programs underway in neurodegenerative diseases and endocrine conditions. Our pipeline of programs includes avexitide for the treatment of hyperinsulinemic hypoglycemia, AMX0035 for the treatment of Wolfram syndrome, AMX0035 for the treatment of progressive supranuclear palsy, or PSP, and AMX0114, our antisense oligonucleotide targeting calpain-2 for the treatment of amyotrophic lateral sclerosis, or ALS.

Avexitide, an investigational, first-in-class glucagon-like peptide-1, or GLP-1, receptor antagonist, has been evaluated in five clinical trials for post-bariatric hypoglycemia, or PBH, and has also been studied in congenital hyperinsulinism, or HI, two indications characterized by hyperinsulinemic hypoglycemia. The U.S. Food and Drug Administration, or FDA, has granted avexitide breakthrough therapy designation for both indications, rare pediatric disease designation in congenital HI, and orphan drug designation for the treatment of hyperinsulinemic hypoglycemia (which includes PBH and congenital HI). Avexitide is designed to bind to the GLP-1 receptor on pancreatic islet beta cells and block the effect of GLP-1 to mitigate hypoglycemia by decreasing insulin secretion and stabilizing glucose levels. In PBH, an indication with no approved treatment options impacting approximately 160,000 people in the U.S., excessive GLP-1 can lead to the hypersecretion of insulin and subsequent severe hypoglycemia events, including autonomic and neuroglycopenic symptoms if left unaddressed. Avexitide was generally well tolerated, with a favorable safety profile replicated across five clinical trials in people with PBH.

In previous Phase 2 and Phase 2b studies in PBH, avexitide showed statistically significant reductions in hypoglycemia events characterized by low blood glucose, including severe hypoglycemia events with altered mental and/or physical function requiring assistance. FDA guidance for industry in diabetes combined with initial FDA feedback specific to the pivotal Phase 3 program of avexitide for PBH suggest that reduction in hypoglycemia events could be an endpoint to support approval following positive results from a pivotal Phase 3 clinical trial. We expect to begin a Phase 3 program for avexitide in PBH in the first quarter of 2025 with topline data anticipated in 2026. We are actively engaging in discussions with the broader congenital HI community to develop a path forward.

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

We are investigating AMX0035 in neurodegenerative diseases and endocrine conditions where ER stress and mitochondrial dysfunction are implicated, including PSP and Wolfram syndrome.

Wolfram syndrome is a rare, progressive monogenic disease caused by mutations in the WFS1 gene that cause ER stress and mitochondrial dysfunction, leading to multi-organ cell dysfunction and death. We believe Wolfram syndrome impacts approximately 3,000 people in the U.S. Researchers from the Washington University School of Medicine in St. Louis, in collaboration with Amylyx, published preclinical data exploring the potential of AMX0035 as a novel therapeutic approach for Wolfram syndrome in the peer-reviewed Journal of Clinical Investigation Insight. These data showed that AMX0035 had the ability to dampen the impact of ER stress and mitochondrial dysfunction across patient-derived beta cells and neurons impacted by WFS1 mutations, and thereby potentially stabilizing and in some cases improving cellular functioning and viability. Amylyx announced that the FDA granted orphan drug designation to AMX0035 for the treatment of Wolfram syndrome in November 2020.

On October 17, 2024, we announced positive topline data from the HELIOS trial, an ongoing, open-label Phase 2 study designed to evaluate if AMX0035 slows progression of diabetic, visual, and other measures in people living with Wolfram syndrome and to evaluate safety and tolerability. HELIOS showed improvement in pancreatic function, as measured by C-peptide response after 24 weeks of treatment with AMX0035, the study’s primary efficacy endpoint, in contrast to the expected decrease in pancreatic function with disease progression. Similar overall improvements or stabilization were observed across all secondary endpoints, including hemoglobin A1c (HbA1c), time in target glucose range assessed by continuous glucose monitoring, and visual acuity. Patient- and physician-reported global impressions of change showed disease stability or improvement in all participants, meeting prespecified responder criteria. In addition, longer-term data for all participants who completed Week 36 (n=10) and Week 48 (n=6) assessments showed sustained improvement over time. The analysis performed includes Week 24 data for all 12 participants and data for all participants who completed their Week 36 (n=10) and Week 48 (n=6) assessments as of the data cutoff.

HELIOS showed improvements in its primary endpoint of C-peptide response with a change from baseline to Week 24 at 120 minutes of +3.8 minutes*ng/mL (min*ng/mL) [standard error (SE): 19.3] in the Intent to Treat group (N=12) and +20.2 min*ng/mL [SE: 11.2] in the Per Protocol group (N=11). In addition, as outlined in the table below, participants receiving AMX0035 had improved glycemic control, as measured by markers of glucose metabolism; improved visual acuity in some participants, as measured by the Snellen chart; and improvement or stabilization of the disease, as measured by the Clinician Reported Global Impression of Change (CGIC) and Patient Reported Global Impression of Change (PGIC).

	Week 24 ITT (N-12)	Week 24 Per Protocol† (N=11)	Week 36 (n=10)	Week 48 (n=6)
C-Peptide Response (min*ng/mL) mean change in AUC from baseline over 120 minutes††	+3.8 (SE: 19.3)	+20.2 (SE: 11.2)	+30.7 (SE: 9.7)	+36.7 (SE: 19.6)
Hemoglobin A1c (%) change from baseline	-0.09 (SE: 0.14)	-0.16 (SE: 0.13)	-0.35 (SE: 0.18)	-0.30 (SE: 0.31)
Absolute Time in Target Glucose Range (%) change from baseline	+5.2 (SE: 3.6)	+5.7 (SE: 3.9)	+12.3 (SE: 4.0)	+5.8 (SE: 8.9)
Mean Exogenous Insulin Dose (units/kg/2 weeks) change from baseline	-0.01	-0.01	0.01	0.02
Visual Acuity (LogMAR) change from baseline	-0.04 (SE: 0.06)	-0.04 (SE: 0.06)	Not Collected at this Time Point	-0.11 (SE: 0.12)
Clinician Report Global Impression of Change (CGIC) % meeting responder criteria†††	100%	100%	100%	100%
Patient Reported Global Impression of Change (PGIC) % meeting responder criteria†††	100%	100%	100%	100%

† Upon genetic review, one participant did not meet the inclusion/exclusion criteria for HELIOS. This participant was found to have an autosomal recessive mutation confirmed to be pathogenic on just one of the two alleles and variant of uncertain significance on the other allele. This participant was within normal range for C-peptide, glycemic measures, and vision suggesting lack of typical Wolfram syndrome phenotype. Data presented with and without this participant who reached Week 24 (Intent to Treat and Per Protocol, respectively).

†† In non-diabetic individuals, C-peptide peaks after a meal at approximately ~30 minutes; in Wolfram syndrome, peak is slower but generally was at or before 120 minutes in HELIOS. Area under the curve (AUC) over 120 minutes after meal challenge reflects beta cell response to a meal. Amylyx is currently planning to focus on 120-minute AUC as the C-peptide measure for future studies.

††† HELIOS defines a “responder” on both the CGIC and PGIC as no change or improvement given the progressive nature of Wolfram syndrome.

The primary efficacy endpoint of the trial measures change from baseline in C-peptide, an established, objective laboratory measure of pancreatic beta cell function and glycemic control, was assessed using a Mixed Meal Tolerance Test at Week 24. Secondary and exploratory outcomes include the measurement of other diabetic responses and other domains affected by the disease. The safety profile of AMX0035 was consistent with that observed in other populations in which the drug has been extensively studied. We are engaging with stakeholders, including the FDA, and planning for a single Phase 3 clinical trial and will share additional details on the clinical trial design once finalized.

We are pursuing AMX0035 for the treatment of PSP based on AMX002’s mechanism, preclinical data, and the tau reduction seen in the Phase 2 PEGASUS trial of AMX0035 in AD. These data were published in the peer-reviewed medical journal Alzheimer’s & Dementia: Translational Research & Clinical Interventions, a journal of the Alzheimer’s Association, in August 2024. PSP is a rare neurodegenerative disorder that affects body movements, walking, balance and eye movement and is characterized by widespread neurodegeneration associated with tau protein deposition in subcortical regions of the brain. Based on in vitro, in vivo and clinical data, AMX0035 may influence tau pathology, a key hallmark in people living with PSP. Genetic evidence indicates that a risk factor for PSP may be the unfolded protein response activated in disease-affected regions of the brain. PB has been shown to upregulate and recruit chaperone proteins, stabilize protein folding, and reduce ER stress and the unfolded protein response, while TURSO has been shown to inhibit tau phosphorylation induced by metabolic stress. In addition to preclinical data on PB and TURSO individually, PB and TURSO combined have shown a synergistic effect in targeting the hallmark pathways of neurodegeneration to simultaneously prevent or slow neuronal cell death. There are currently no approved therapies for the treatment of PSP, and the disease is reported to affect seven in 100,000 people worldwide.

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

In ALS, we received clearance from Health Canada for our Clinical Trial Application for AMX0114 in people living with ALS. We plan to begin the Phase 1 multiple ascending dose, placebo-controlled trial called LUMINA in Canada by the end of 2024 or in early 2025. We will evaluate safety and the biological activity in approximately 48 adults living with ALS and evaluate four dose levels, starting with 12.5 mg. We presented our plans for the study at the Northeast ALS Consortium Annual Meeting last month.

We also submitted an Investigational New Drug application to the FDA for AMX0114. The FDA restricted dosing to an amount that is lower than the Company's proposed starting dose of 12.5 mg and has requested additional information, which resulted in a clinical hold. Toxicology data from studies showed a greater than 10X safety margin at the starting dose of 12.5 mg based on the no observed adverse effect level (NOAEL) determined by independent toxicology firms. We are working to address FDA comments. We believe the trial can be completed outside of the U.S if needed. We expect early cohort data from LUMINA in 2025.

On April 4, 2024, we announced we had started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ (sodium phenylbutyrate and taurursodiol [also known as ursodoxicoltaurine]; also known as AMX0035) for the treatment of ALS and remove the product from the market in the U.S. and Canada, or the “RELYVRIO®/ALBRIOZA™ Discontinuation. This decision was informed by topline results from the global Phase 3 PHOENIX trial, which failed to meet its prespecified primary and secondary endpoints, engagement with regulatory authorities, and discussions with the ALS community. As of April 4, 2024, RELYVRIO/ALBRIOZA was no longer available for new patients. Patients who were currently on therapy in the U.S. and Canada who, in consultation with their physician, wished to stay on treatment had the option to be transitioned to a free drug program. Patients and their physicians were informed that final shipments of free drug were shipped to allow treatment through early 2025. The NDA is now on the Discontinued Drug Product List of the Orange Book. We will continue to collect available data on survival and to share learnings from PHOENIX to help inform future ALS research. We wound down the Open Label Extension as planned.

Since inception, we have devoted a substantial amount of our efforts to research and development and pre-commercialization and commercialization activities, including recruiting management and technical staff, raising capital, producing materials for preclinical studies and clinical trials, and building infrastructure to support such activities. As of September 30, 2024, we have funded our operations primarily through public offerings of our common stock, private sales of preferred stock, convertible notes, and through revenue from sales of RELYVRIO and ALBRIOZA in the U.S. and Canada, respectively.

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $234.4 million. In April 2024, we announced a restructuring to focus our financial resources on upcoming clinical milestones. Under the restructuring, we reduced our workforce by approximately 70% and decreased external financial commitments outside of our priority areas. We believe that with these changes, our existing cash, cash equivalents and marketable securities as of September 30, 2024, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least one year from the issuance of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.

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

We expect to finance our near-term operations through our existing cash, cash equivalents and marketable securities and if needed, the sale of equity, debt financings or other capital sources, including potential collaborations with other companies, royalty financings, or other strategic transactions. Our inability to raise capital or secure other funding as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances that our current operating plan will be achieved or that additional funding, if required, will be available on terms acceptable to us, or at all.

Components of Our Results of Operations

Product Revenue, Net

Product revenue, net recognized during the three and nine months ended September 30, 2024 and 2023 primarily relates to units of ALBRIOZA and RELYVRIO sold in Canada and the U.S., respectively. In April 2024, we announced we had started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ and remove the product from the market in the U.S. and Canada based on topline results from the global Phase 3 PHOENIX trial. As a result, we will not generate revenue from the sale of RELYVRIO®/ALBRIOZA™ in future periods.

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

Acquired In-process Research and Development Expenses

Acquired in-process research and development, or IPR&D, expenses include consideration for the purchase of substantially all the assets and interests in the development, manufacture and commercialization of avexitide from Eiger.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, sales, marketing, as well as administrative functions. Selling, general and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax, compliance with Section 404 of the Sarbanes-Oxley Act, or Section 404, and administrative consulting services; corporate insurance costs; administrative travel expenses; sales and marketing expenses; information technology; charitable donations to independent charitable foundations; facility-related and other operating costs. In April 2024, we announced the Restructuring Plan designed to focus our resources on key clinical and preclinical programs. The restructuring included a reduction in force which is expected to reduce our workforce by approximately 70% and a decrease in external financial commitments outside our priority areas. As a result, we anticipate that our selling, general and administrative expenses will decrease in 2024 as compared to 2023.

Restructuring Expenses

Restructuring expense consists primarily of employee severance and termination benefits, contract termination costs, impairment of long-lived assets and other costs. We records cost and liabilities associated with exit and disposal activities in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations. Such costs are based on estimates of fair value in the period liabilities are incurred. We evaluate and adjust these costs as appropriate for changes in circumstances as additional information becomes available.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Product revenue, net	$416	$102,693	$(102,277)	(100)%
Operating expenses:
Cost of sales	—	5,218	(5,218)	(100)%
Cost of sales - inventory impairment and loss on firm purchase commitments	809	—	809	*NM
Acquired in-process research and development	36,203	—	36,203	*NM
Research and development	21,237	30,037	(8,800)	(29)%
Selling, general and administrative	17,828	48,718	(30,890)	(63)%
Total operating expenses	76,077	83,973	(7,896)	(9)%
(Loss) income from operations	(75,661)	18,720	(94,381)	(504)%
Other income, net:
Interest income	3,098	4,179	(1,081)	(26)%
Other expense, net	(141)	(488)	347	(71)%
Total other income, net	2,957	3,691	(734)	(20)%
(Loss) income before income taxes	(72,704)	22,411	(95,115)	(424)%
Provision for income taxes	—	1,518	(1,518)	(100)%
Net (loss) income	$(72,704)	$20,893	$(93,597)	(448)%

Product Revenue, Net and Cost of Sales

As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, we did not generate significant revenue from product sales for the three months ended September 30, 2024 and the balance primarily represents gross-to-net adjustments reflecting actual rebate and return activity during the period. For the three months ended September 30, 2023, product revenue, net was primarily related to units of RELYVRIO and ALBRIOZA sold in the U.S. and Canada.

Cost of sales for the three months ended September 30, 2024 were primarily related to losses on firm purchase commitments. For the three months ended September 30, 2023, cost of sales consisted of costs to procure, manufacture and distribute units of RELYVRIO and ALBRIOZA in the U.S. and Canada.

Acquired In-process Research and Development Expenses

On July 9, 2024, we completed the Eiger Acquisition. During the three months ended September 30, 2024, we recorded a charge of approximately $36.2 million associated with the acquired in-process research and development assets of avexitide with no alternative future use.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
AMX0035 – ALS	$3,478	$12,955	$(9,477)	(73)%
AMX0035 – PSP	4,995	1,571	3,424	218%
Payroll and personnel-related	7,464	11,788	(4,324)	(37)%
Other	5,300	3,723	1,577	42%
	$21,237	$30,037	$(8,800)	(29)%

Research and development expenses were $21.2 million for the three months ended September 30, 2024, compared to $30.0 million for the three months ended September 30, 2023. The decrease was primarily due to a $9.5 million decrease in spending on AMX0035 for the treatment of ALS following the topline data from the PHOENIX trial, and a $4.3 million decrease in payroll and personnel-related primarily related to a decrease in the number of employees as a result of the Restructuring Plan. The decrease in research and development expenses was offset by a $3.4 million increase in spending on AMX0035 for the treatment of PSP and a $1.6 million increase in other costs. The increase in spending on AMX0035 for the treatment of PSP was primarily related to costs to support the continuation of the ORION Phase 2b/3 global clinical trial, and the increase in other costs were primarily due to an increase in preclinical development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17.8 million for the three months ended September 30, 2024 compared to $48.7 million for the three months ended September 30, 2023. The decrease was primarily due to a decrease of $14.5 million in payroll and personnel-related costs, a decrease of $10.7 million in consulting and professional services and a decrease of $5.7 million in other expenses. The decrease in payroll and personnel-related costs was primarily related to a decrease in the number of employees as a result of the Restructuring Plan. The decrease in consulting and professional services is primarily due to a decrease in commercial sales and marketing activity as a result of the RELYVRIO®/ALBRIOZA™ Discontinuation. The decrease in other expenses is primarily due decrease in activity to wind down commercial operations.

Provision for Income Taxes

We recorded an income tax provision of zero and $1.5 million for the three months ended September 30, 2024 and 2023, respectively. The absence of an income tax provision for the three months ended September 30, 2024 was driven by the estimated effective tax rate for the year. The income tax benefit for the three months ended September 30, 2023 was primarily driven by the estimated annual effective tax rate for the year, as well as discrete income tax benefit of $0.1 million.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Product revenue, net	$88,036	$272,337	$(184,301)	(68)%
Operating expenses:
Cost of sales	5,953	16,081	(10,128)	(63)%
Cost of sales - inventory impairment and loss on firm purchase commitments	118,680	—	118,680	*NM
Acquired in-process research and development	36,203	—	36,203	*NM
Research and development	81,192	83,273	(2,081)	(2)%
Selling, general and administrative	97,234	136,115	(38,881)	(29)%
Restructuring expenses	22,851	—	22,851	*NM
Total operating expenses	362,113	235,469	126,644	54%
(Loss) income from operations	(274,077)	36,868	(310,945)	(843)%
Other income, net:
Interest income	11,493	11,784	(291)	(2)%
Other expense, net	(1,371)	(831)	(540)	65%
Total other income, net	10,122	10,953	(831)	(8)%
(Loss) income before income taxes	(263,955)	47,821	(311,776)	(652)%
Provision for income taxes	242	3,281	(3,039)	(93)%
Net (loss) income	$(264,197)	$44,540	$(308,737)	(693)%

Product Revenue, Net

Product revenue, net was $88.0 million for the nine months ended September 30, 2024, compared to $272.3 million for the nine months ended September 30, 2023. During these periods, product revenue, net was primarily related to units of RELYVRIO and ALBRIOZA sold in the U.S. and Canada, respectively. As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, we did not generate significant revenue from product sales in the second or third quarters of 2024.

Cost of Sales

Cost of sales were $124.6 million for the nine months ended September 30, 2024, compared to $16.1 million for the nine months ended September 30, 2023. During these periods, cost of sales consisted of costs to procure, manufacture and distribute our marketed products, RELYVRIO and ALBRIOZA. As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, the Company recorded approximately $118.7 million of charges associated with the write-down of inventory and losses on firm purchase commitments for the nine months ended September 30, 2024.

Acquired In-process Research and Development Expenses

On July 9, 2024, the Company completed the Eiger Acquisition. During the nine months ended September 30, 2024, the Company recorded a charge of approximately $36.2 million associated with the acquired in-process research and development assets of avexitide with no alternative future use.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
AMX0035 – ALS	$25,577	$41,858	$(16,281)	(39)%
AMX0035 – PSP	12,277	2,782	9,495	341%
Payroll and personnel-related	30,322	31,186	(864)	(3)%
Other	13,016	7,447	5,569	75%
	$81,192	$83,273	$(2,081)	(2)%

Research and development expenses were $81.2 million for the nine months ended September 30, 2024, compared to $83.3 million for the nine months ended September 30, 2023. The slight decrease was primarily due to a $16.3 million decrease in spending on AMX0035 for the treatment of ALS following the topline data from the PHOENIX trial, and a $0.9 million decrease in payroll and personnel-related costs related to a decrease in the number of employees as a result of the Restructuring Plan. The decrease in research and development expenses was offset by a $9.5 million increase in spending on AMX0035 for the treatment of PSP and a $5.6 million increase in other costs due to an increase in preclinical development activities. The increase in spending on AMX0035 for the treatment of PSP was primarily related to costs to support the continuation of the ORION Phase 2b/3 global clinical trial.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $97.2 million for the nine months ended September 30, 2024 compared to $136.1 million for the nine months ended September 30, 2023. The decrease was primarily due to a decrease of $23.1 million in payroll and personnel-related costs and a decrease of $14.9 million in consulting and professional services, offset by an increase of $0.9 million in other expenses. The decrease in payroll and personnel-related costs was primarily related to a decrease in the number of employees as a result of the Restructuring Plan. The decrease in consulting and professional services is primarily due to a decrease in commercial sales and marketing activity as a result of the RELYVRIO®/ALBRIOZA™ Discontinuation. The increase in other expenses is primarily due to an increase in spending for operations as a public company and other expenses.

Restructuring Expenses

During the nine months ended September 30, 2024, restructuring expenses were approximately $22.9 million which includes employee severance and termination benefits of approximately $21.9 million, contract termination costs, impairment of long-lived assets and other costs of $1.0 million. We substantially completed the Restructuring Plan in the second quarter of 2024.

Provision for Income Taxes

We recorded an income tax provision of $0.2 million and an income tax benefit of $3.3 million for the nine months ended September 30, 2024 and 2023, respectively. The income tax provision for the nine months ended September 30, 2024 was driven by discrete income tax expense of $0.2 million. The income tax benefit for the nine months ended September 30, 2023 was primarily driven by the estimated effective tax rate for the year, as well as discrete income tax benefit of $0.5 million.

Liquidity and Capital Resources

Sources of Liquidity

In the second half of 2022, we began generating revenue from the sale of our approved drug product RELYVRIO, known as ALBRIOZA in Canada. In April 2024, we announced the RELYVRIO®/ALBRIOZA™ Discontinuation. We also announced the Restructuring Plan, which was designed to focus our resources on key clinical and preclinical programs and included a reduction in force which reduced our workforce by approximately 70% and decreased external financial commitments outside of our priority areas. We completed the Restructuring Plan in the second half of 2024. To date, we have financed our operations primarily through revenue from the sale of our approved products, the sale and issuance of common stock, convertible preferred stock and convertible notes. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $234.4 million.

Based on our current operational plans and assumptions, we believe that our existing cash, cash equivalents, and marketable securities, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months after the date of the filing of this Quarterly Report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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
•
incur expenses in preparation for commercialization for any approved product candidates related to product sales, marketing, manufacturing, and distribution;
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

Cash Flows

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net cash used in operating activities	$(108,639)	$(1,632)	$(107,007)	*NM
Net cash provided by investing activities	10,674	71,128	(60,454)	(85)%
Net cash provided by financing activities	238	3,313	(3,075)	(93)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	87	(77)	164	(213)%
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	$(97,640)	$72,732	$(170,372)	(234)%

Operating Activities

During the nine months ended September 30, 2024, operating activities used $108.6 million of cash, primarily resulting from our net loss of $264.2 million, $8.1 million net accretion of discounts on investments and $19.1 million of net cash used by changes in our operating assets and liabilities, offset by $118.7 million of inventory impairment and loss on firm purchase commitments and $26.3 million of non-cash stock-based compensation expense. Our net loss non-cash adjustments also include $36.2 million of acquired IPR&D assets, which are classified as investing activities.

Net cash used by changes in our operating assets and liabilities primarily consisted of a $38.3 million decrease in accounts receivable, net, offset by a $9.3 million increase in inventory capitalized during the period, net of inventory written-off, a decrease of $33.4 million in accrued expenses and a $20.6 million decrease in accounts payable.

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

Investing Activities

During the nine months ended September 30, 2024, net cash provided by investing activities was $10.7 million, resulting primarily from $279.0 million of investments that matured, offset by $232.0 million of purchases of marketable securities and a $36.2 million cash outflow to acquire IPR&D assets related to the avexitide asset acquisition.

During the nine months ended September 30, 2023, net cash provided by investing activities was $71.1 million, resulting primarily from $246.2 million of investments that matured, partially offset by $174.2 million of purchases of marketable securities during the period.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $0.2 million. This amount consisted primarily of $0.2 million of proceeds from exercises of stock options and vesting of stock awards, net of withholding taxes paid on stock-based awards.

During the nine months ended September 30, 2023, net cash provided by financing activities was $3.3 million. This amount consisted primarily of $3.4 million of proceeds from exercises of stock options and vesting of stock awards, net of employee taxes paid on these awards.

Contractual Obligations and Commitments

We enter into agreements in the normal course of business with contract manufacturing organizations for raw material purchases and manufacturing services. As of September 30, 2024, we had approximately $27.2 million of remaining obligations under these agreements, which are expected to be paid through 2025.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2024 and December 31, 2023, we had cash, cash equivalents and marketable securities of $234.4 million and $371.4 million, respectively. Our cash equivalents are invested primarily in bank deposits and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Foreign Currency and Currency Translation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with vendors that are located outside of the U.S. As a result, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2024 and 2023. However, inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel.

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

Our management, with the participation of our principal executive officers and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officers and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While we experienced changes in personnel resulting from our Restructuring Plan, these changes did not necessitate changes in internal control process design or operation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 9, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company and certain of our current and former officers (Shih v. Amylyx Pharmaceuticals, Inc., et al., Case Number 1:24-CV-00988, or the Shih Complaint). Plaintiff filed an amended complaint on June 24, 2024. The Shih Complaint asserts a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and a claim under Section 20(a) against certain current and former officers as alleged controlling persons. The Shih Complaint alleges that defendants made materially false and misleading statements related to the commercial results and prospects for RELYVRIO. The Shih Complaint seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the court deems appropriate. On August 12, 2024, the case was transferred from the U.S. District Court for the Southern District of New York to the U.S. District Court for the District of Massachusetts and assigned docket number 1:24-CV-12068. Following the transfer, on September 6, 2024, defendants moved to dismiss the Shih Complaint. Plaintiff filed his opposition to Defendants’ motion to dismiss on October 21, 2024 and defendants’ response is due on or before November 20, 2024.

On October 2, 2024, a derivative complaint was filed in the U.S. District Court for the District of Massachusetts, or the Court, against certain current and former director and officer defendants, naming the Company as nominal defendant (Jones v. Cohen, et al., 1:24-CV-12527, or the Derivative Complaint). The substantive allegations mirror those of the Shih Complaint but also include claims for alleged violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, insider trading, and unjust enrichment. The Derivative Complaint seeks unspecified damages to be awarded to the Company along with interest, costs, and attorneys’ fees, restitution, and unspecified corporate governance and internal procedural reforms and improvements. On October 31, 2024, the Court entered an order staying the action until the earlier of the dismissal of the Shih Complaint with prejudice, including the exhaustion of all appeals, or defendants file an answer to the Shih Complaint.

The Company intends to defend against the Shih Complaint and Derivative Complaint vigorously. At this time, an estimate of the impact, if any, of the claims made in the Shih Complaint and Derivative Complaint cannot be made.

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

Summary of Risk Factors

Risks Related to Our Financial Position and Need for Capital

•
We have ceased marketing and selling our only commercial product in the U.S. and Canada and will therefore not continue to generate revenue from this product for the treatment of ALS. We expect to generate significant losses for the foreseeable future.
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
•
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts, including the ongoing war between Russia and Ukraine, the Israel-Hamas war and escalating conflict in the Middle East, U.S. presidential elections, events related thereto, such as changes to candidates or political unrest or otherwise, and high inflation and interest rates, any of which could have a material adverse effect on our business, financial condition and results of operations.
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

Risks Related to Our Financial Position and Need for Capital

We have ceased marketing and selling our only commercial product in the U.S. and Canada and will therefore not continue to generate revenue from this product for the treatment of ALS. We expect to generate significant losses for the foreseeable future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have invested substantial resources into our product development efforts of AMX0035, and toward the commercialization of AMX0035 as RELYVRIO for ALS, which was approved by the FDA, and ALBRIOZA, which received marketing authorization with conditions from Health Canada. We voluntarily discontinued the marketing authorizations for RELYVRIO/ALBRIOZA(AMX0035) for ALS and remove the product from the market in the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial, which failed to meet its prespecified primary and secondary endpoints. Following the withdrawal of RELYVRIO/ALBRIOZA from the market in the US and Canada, respectively, we do not have any products approved for commercial sale and we will continue to incur significant research and development and other expenses related to clinical development and potential approvals for our current and future product candidates, including for AMX0035 in additional indications other than ALS, for avexitide, and for ongoing operations. Since our inception, we have devoted the majority of our financial resources and efforts to research and development, including preclinical studies and our clinical trials, preparation for commercialization and commercialization activities. Our financial condition and operating results, including our revenues, expenses and net income (loss), have in the past and are likely in the future to fluctuate significantly from quarter to quarter and year to year. For example, we generated revenues of $380.8 million in 2023 as a result of sales of RELYVRIO/ALBRIOZA, but following its withdrawal, we will no longer generate revenues from this product. Accordingly, you should not rely upon the results of any prior quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and may in the future have, an adverse effect on our stockholders’ equity and working capital. As of September 30, 2024, we had an accumulated deficit of $569.1 million. We expect to incur significant losses for the foreseeable future.

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

Our operations to date have been primarily limited to organizing, staffing and financing our company, raising capital, conducting research and development activities, including preclinical studies and clinical trials, prior to discontinuation, preparing for and commercializing AMX0035 for the treatment of ALS and, more recently, restructuring, reprioritizing our assets and acquiring and incorporating avexitide into our pipeline. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in clinical development, especially clinical-stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we continued to have a marketed product.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. As a result of the challenges caused by economic uncertainty in various global markets due to geopolitical instability and conflict, including the ongoing wars in Ukraine and Israel, the escalating conflict in the Middle East, the presidential elections in the United States, the global credit and financial markets have experienced in recent periods significant volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, high rates of inflation and interest rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive.

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

We believe that our existing cash, cash equivalents, and marketable securities, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months after the date of this Quarterly Report. However, our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Our future success depends significantly on our ability to successfully develop, and obtain regulatory approvals for and commercialize, AMX0035 in indications other than ALS, including Wolfram syndrome and PSP, and avexitide. To date, we have obtained limited clinical trial data supporting AMX0035 in indications other than ALS, having only completed a clinical trial in 95 patients with AD. We are conducting a Phase 2 clinical trial of AMX0035 in Wolfram syndrome, and a global Phase 3 clinical trial of AMX0035 in PSP, and intend to conduct additional clinical trials for other indications and product candidates in the future. Our business success depends heavily on our ability to successfully complete clinical trials for our product candidates. In connection with the Eiger Acquisition, we acquired substantially all of the rights, title and interests in, to avexitide, an investigational, first-in-class GLP-1 receptor antagonist that has been evaluated in five Phase 2 clinical studies for PBH and Congenital HI. We expect to begin a Phase 3 program for avexitide for PBH in the first quarter of 2025. We are also conducting IND enabling studies of AMX0114 in ALS and plan to initiate the Phase 1 multiple ascending dose, placebo-controlled trial in Canada by the end of 2024 or in early 2025.

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

For example, we submitted an Investigational New Drug application to the FDA for AMX0114. The FDA restricted dosing to an amount that is lower than the Company's proposed starting dose of 12.5 mg and has requested additional information, which resulted in a clinical hold. Toxicology studies showed a greater than 10X safety margin at the starting dose of 12.5 mg based on the no observed adverse effect level (NOAEL) determined by independent toxicology firms. We are working to address FDA comments. We believe the trial can be completed outside of the U.S if needed.

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

The authority for the FDA to award rare pediatric disease priority review vouchers for drugs and biologics is currently limited to those candidates that receive rare pediatric disease designation on or prior to December 20, 2024, and the FDA may only award rare pediatric disease priority review vouchers through September 30, 2026. However, it is possible the FDA’s authority to award rare pediatric disease priority review vouchers will be further extended by Congress as reauthorization legislation is currently pending. Absent any such extension, if an NDA for avexitide is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher.

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

Our commercial success depends in large part on our ability to obtain and maintain intellectual property rights protection through patents, trademarks and trade secrets in the U.S. and other countries with respect to our proprietary product candidates, AMX0035, AMX0114, avexitide, and any future proprietary product candidates. If we do not adequately protect our intellectual property rights, competitors may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business and ability to sustain profitability. To protect our proprietary position, we have filed patent applications and may file other patent applications in the U.S. or abroad related to AMX0035, AMX0114, or any other current or future product candidates that are important to our business; we may also license or purchase patents or patent applications filed by others. With respect to protection of our intellectual property rights in avexitide, our acquisition of that product candidate from Eiger includes acquisition of all of Eiger’s owned and co-owned patents and applications directed to avexitide, as well as assuming Eiger’s licenses to patents and applications directed to avexitide and owned and co-owned by other entities. The patent application process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

If the scope of the patent protection we obtain is not sufficiently broad, we may not be able to prevent others from developing and commercializing technology and products similar or identical to ours. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending owned patent applications that mature into issued patents will include claims with a scope sufficient to protect our proprietary therapeutics or otherwise provide any competitive advantage. Other parties have developed or may develop technologies that may be related or competitive with our approach, and may have filed or may file patent applications and may have been issued or may be issued patents with claims that overlap or conflict with our patent applications, either by claiming the same compounds, formulations or methods or by claiming subject matter that could dominate our patent position. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Furthermore, patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to AMX0035, AMX0114, avexitide or any other current or future product candidates. In the event that an alternative combination of AMX0035, or TURSO as a single drug product, is developed and approved for use in indications for which we may seek approval and falls outside the scope of our patent claims, the marketability and commercial success of AMX0035 could be materially harmed.

Even if they are unchallenged, our owned patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patents by developing similar or alternative therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapy that provides benefits similar to our product candidate but falls outside the scope of our patent protection or license rights. If the patent protection provided by the patent and patent applications we hold or pursue with respect to AMX0035, AMX0114, avexitide or any other current or future product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidate could be negatively affected, which would harm our business.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting AMX0035, AMX0114, avexitide or any other current or future product candidates by obtaining and defending patents. These risks and uncertainties include the following:

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

•
our competitors, many of whom have substantially greater resources and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use, and sell AMX0035, AMX0114, or avexitide;
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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our proprietary product candidates, AMX0035, AMX0114, and our newly acquired product candidate, avexitide, as well as on successfully defending these patents against potential third-party challenges. Our ability to protect our product candidate from unauthorized making, using, selling, offering to sell or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities.

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
•
we may not successfully commercialize AMX0035, AMX0114, or avexitide before our relevant patents expire;
•
we may not be the first to make the inventions covered by each of our patents and pending patent applications; or
•
we may not develop additional proprietary technologies or product candidates that are separately patentable.

In addition, to the extent that we are unable to obtain and maintain patent protection for AMX0035, AMX0114, or avexitide or any other current or future product candidates or in the event that such patent protection expires, it may no longer be cost-effective to extend our portfolio by pursuing additional development of a product or product candidate for follow-on indications.

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

In addition, market exclusivities may be available for our product candidates and indications. If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to the invalidity or non-infringement of any patents listed for our products in the Orange Book. If an infringement suit is timely filed by the NDA or patent holder, the FDA cannot finally approve the ANDA for 30 months unless a court decision in favor of the generic manufacturer is issued earlier. Three-year exclusivity is given to a drug if it contains an active moiety that has previously been approved, and the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are determined by the FDA to be essential to the approval of the NDA. This form of data exclusivity is known as New Clinical Investigation, or NCI, exclusivity. If AMX0035 is approved for future uses, such as Wolfram syndrome or PSP, and if avexitide is approved for future uses, or if current and future candidates, such as AMX0114, are approved with only NCI exclusivity, generic manufacturers may file their ANDAs anytime following approval of AMX0035, AMX0114, or avexitide and seek to launch their generic products following the expiration of the three year market exclusivity period, even if we still have patent protection for our product.

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

Competition that AMX0035, AMX0114, avexitide or any future products, if approved, may face from generic versions of such products could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those product candidates.

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

A third party or former employee or collaborator may claim an inventorship or ownership interest in one or more of our or our licensors’ patents or other proprietary or intellectual property rights. A third party could bring legal actions against us and seek monetary damages and/or enjoin clinical testing, manufacturing and marketing of the affected product or products. While we are presently unaware of any claims or assertions by third-parties with respect to inventorship or ownership of our patents or other intellectual property, we cannot guarantee that a third party will not assert a claim or an interest in any of such patents or intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to AMX0035, AMX0114, avexitide, or any other current or future product candidates. Further, regardless of the outcome, if we become involved in any litigation, it could consume a substantial portion of our resources, and cause a significant diversion of effort by our technical and management personnel.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing AMX0035, AMX0114, avexitide, or any other current or future product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidate without infringing the intellectual property and other proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Third parties may have U.S. and non-U.S. issued patents and pending patent applications relating to compounds, methods of manufacturing compounds and/or methods of use for the treatment of the disease indications for which we are developing AMX0035, AMX0114, avexitide, or any other current or future product candidates. If any third-party patents or patent applications are found to cover AMX0035, AMX0114, avexitide, or any other current or future product candidates or their methods of use or manufacture, we may not be free to manufacture or market such product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates, including patent infringement lawsuits in the U.S. or abroad. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the composition, use or manufacture of AMX0035, AMX0114, avexitide or any other current or future product candidates. While we perform periodic searches for relevant patents and patent applications with respect to our proprietary drug candidates, AMX0035, AMX0114, and our newly acquired product candidate, avexitide, we cannot guarantee that any of our patent searches or analyses including, but not limited to, the identification of relevant patents, the scope of patent claims or the expiration of relevant patents are complete or thorough, nor can we be certain that we have identified each and every patent and pending application in the U.S. and abroad that is relevant to or necessary for the commercialization of AMX0035, AMX0114, avexitide, or any other current or future product candidates in any jurisdiction. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that AMX0035, AMX0114, avexitide, or any other current or future product candidates may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based on intellectual property rights that exist now or arise in the future. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use or manufacture. The scope of protection afforded by a patent is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidate, product or method either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the U.S., proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources, and we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. If we were required to obtain a license to continue to manufacture or market the affected product, we may be required to pay substantial royalties or grant cross-licenses to our patents. We cannot, however, assure you that any such license will be available on acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights. Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Furthermore, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing AMX0035, AMX0114, avexitide, or any other current or future product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•
others may be able to make products that are competitive to AMX0035, for example a TURSO monotherapy, AMX0114, avexitide or any of our future product candidates but that are not covered by the claims of the patents that we own;
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

We consider proprietary trade secrets or confidential know-how and unpatented know-how to be important to our business. We may rely on trade secrets or confidential know-how to protect our technology, especially where patent protection is believed by us to be of limited value. We rely on third parties for research and development work, and expect to rely on third parties for future manufacturing of our proprietary product candidate, AMX0035, AMX0114, and our newly acquired product candidate, avexitide, and any other current or future product candidates. We also expect to collaborate with third parties on the development of AMX0035, AMX0114, avexitide, and any other current or future product candidates. As a result of the aforementioned collaborations, we must, at times, share trade secrets with our collaborators.

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

We implemented our Restructuring Plan that is designed to focus our resources on key clinical and preclinical programs in April 2024. The Restructuring Plan reduced our workforce by approximately 70% and a decreased external financial commitments outside of our priority areas.

The long-term effects of the Restructuring Plan may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reduction in force, a reduction in morale among our remaining employees, greater-than-anticipated costs incurred in connection with implementing the Restructuring Plan, and the risk that we may not achieve the benefits from the Restructuring Plan to the extent or as quickly as we anticipate, all of which may have a material adverse effect on our results of operations or financial condition. These restructuring initiatives could place substantial demands on our management and employees, which could lead to the diversion of our management’s and employees’ attention from other business priorities. In addition, while certain positions have been eliminated in connection with the Restructuring Plan, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers, which could result in disruptions to our operations. We may also discover that the workforce reduction and other restructuring efforts will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. We may further discover that, despite the implementation of our Restructuring Plan, we may require additional capital to continue expanding our business, and we may be unable to obtain such capital on acceptable terms, if at all. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations. Finally, we have received and may receive additional lawsuits from employees relating to their separation from the Company. These lawsuits may result in increased costs and reputational risk to the Company.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts, including the ongoing war between Russia and Ukraine, the Israel-Hamas war and escalating conflict in the Middle East, U.S. presidential elections, events related thereto, such as changes to candidates or political unrest or otherwise, and high inflation and interest rates, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, from January 7, 2022, the first day that our stock traded on the Nasdaq Global Select Market, through September 30, 2024, our stock has traded within a range of a high price of $41.93 and a low price of $1.58 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

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
•
general political, geographical, and economic conditions, including the impact of global health crises such as the COVID-19 pandemic, historically high inflation, rising interest rates, the ongoing wars in Ukraine and Israel and U.S. presidential elections; and
•
other events or factors, many of which are beyond our control.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, increases in the rate of inflation and interest rates and uncertainty about economic stability, including most recently in connection with the wars in Ukraine and Israel and the U.S. presidential election. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events such as the wars in Ukraine and Israel. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 31, 2024, we had outstanding 68,547,860 shares of common stock, which may be resold in the public market immediately without restriction, unless held by our affiliates. Moreover, holders of approximately 11.9 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

On August 12, 2024, the case was transferred from the U.S. District Court for the Southern District of New York to the U.S. District Court for the District of Massachusetts, or the Court, and assigned docket number 1:24-CV-12068. Following the transfer, on September 6, 2024, defendants moved to dismiss the Shih Complaint. Plaintiff filed his opposition to Defendants’ motion to dismiss on October 21, 2024 and defendants’ response is due on or before November 20, 2024. On October 2, 2024, a derivative complaint was filed in the U.S. District Court for the District of Massachusetts against certain current and former director and officer defendants, naming the Company as nominal defendant (Jones v. Cohen, et al., 1:24-CV-12527, or the Derivative Complaint). The substantive allegations mirror those of the Shih Complaint but also include claims for alleged violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, insider trading, and unjust enrichment. The Derivative Complaint seeks unspecified damages to be awarded to the Company along with interest, costs, and attorneys’ fees, restitution, and unspecified corporate governance and internal procedural reforms and improvements. On October 31, 2024, the Court entered an order staying the action until the earlier of the dismissal of the Shih Complaint with prejudice, including the exhaustion of all appeals, or defendants file an answer to the Shih Complaint.

The Company intends to defend against the Shih Complaint and Derivative Complaint vigorously. At this time, an estimate of the impact, if any, of the claims made in the Shih Complaint and Derivative Complaint cannot be made.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)

During the three months ended September 30, 2024, no officers or directors of the Company (as defined in Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act, except as described below:

•
James Frates, our Chief Financial Officer, terminated a Rule 10b5-1 trading plan on September 10, 2024, which was scheduled to expire on December 1, 2024. The Rule 10b5-1 trading plan, which was adopted on December 14, 2023 to satisfy the affirmative defense conditions of Rule 10b5-1(c), provided for the sale of up to 90,000 shares of our common stock.
•
George Milne, a member of our board of directors, terminated a Rule 10b5-1 trading plan on September 16, 2024, which was scheduled to expire on December 1, 2024. The Rule 10b5-1 trading plan, which was adopted on September 15, 2023 to satisfy the affirmative defense conditions of Rule 10b5-1(c), provided for the sale of up to 106,000 shares of our common stock.
•
Gina M. Mazzariello, our Chief Legal Officer and General Counsel, terminated a Rule 10b5-1 trading plan on September 19, 2024, which was scheduled to expire on March 8, 2025. The Rule 10b5-1 trading plan, which was adopted on December 14, 2023 to satisfy the affirmative defense conditions of Rule 10b5-1(c), provided for the sale of up to 76,290 shares of our common stock.

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

AMYLYX PHARMACEUTICALS, INC.

Date: November 7, 2024	By:	/s/ Joshua B. Cohen
Joshua B. Cohen
Co-Chief Executive Officer

	By:	/s/ Justin Klee
Justin Klee
Co-Chief Executive Officer

	By:	/s/ James M. Frates
James M. Frates
Chief Financial Officer