Form 10-K
period 2024-12-31
Amylyx Pharmaceuticals, Inc.
filed 2025-03-04
CIK 1658551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market as of June 30, 2024, was $117.6 million.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2025 was 88,602,468.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2025 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2024. Portions of such definitive proxy statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Annual Report include, but are not limited to, express or implied statements about:

•
our ability to obtain regulatory approvals of avexitide in post-bariatric hypoglycemia, or PBH, or any other indications, or AMX0035 in Wolfram syndrome, progressive supranuclear palsy, or PSP, or any other indications, or any other current or future product candidates;
•
the timing, progress and results of our research and development activities, preclinical studies and clinical trials, including the anticipated Phase 3 clinical program for avexitide in PBH, known as the LUCIDITY trial, our Phase 2b/3 global clinical trial of AMX0035 for the treatment of PSP known as the ORION trial, our Phase I clinical trial of AMX0114 for the treatment of amyotrophic lateral sclerosis, or ALS, known as the LUMINA trial, as well as any other development efforts, preclinical studies and clinical trials for our current and any future product candidates;
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
•
our ability to successfully complete our ongoing or planned clinical trials of avexitide, AMX0035 and AMX0114 and to advance any other current or future product candidates into, and successfully complete, preclinical studies and clinical trials;
•
our ability to successfully recruit and enroll suitable patients in our clinical trials;
•
the timing or likelihood of the accomplishment of various scientific, clinical, regulatory filings and approvals and other product development objectives;
•
the rate and degree of market acceptance of avexitide, AMX0035, and any other current or future product candidates, if approved, by physicians, patients, third-party payors and others in the medical community;
•
the implementation of our business model and strategic plans for our business, products, product candidates and technology;
•
our ability to identify, evaluate, in-license and develop additional products or product candidates to complement our existing pipeline and our ability to successfully incorporate acquired assets into our existing pipeline;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our products, product candidates and technology;
•
developments relating to our competitors and our industry, including any regulatory developments;
•
our estimates regarding expenses, potential future revenue, capital requirements, cash runway and future needs for additional financing;

•
fluctuations of our quarterly and annual operating results and the related effects on our stock price;
•
the effect of global financial and economic conditions and geopolitical events, including heightened and fluctuating interest rates and inflation, foreign exchange fluctuations, the risk of economic slowdown or recession in the United States, instability in the banking system, overall market volatility in the United States, including as a result of, among other factors, the ongoing war between Russia and Ukraine, the Israel-Hamas conflict and conflict in the Middle East, including political unrest, or similar events, on our business; and
•
other statements about future events, including those listed under the section titled “Risk Factors.”

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

PART I

Item 1. Business.

Overview

Amylyx Pharmaceuticals, Inc. (also referred to as Amylyx, we, our or us) is a clinical-stage pharmaceutical company with a mission to develop and advance novel therapies for communities with high unmet medical needs. We have preclinical and clinical development programs underway in neurodegenerative diseases and endocrine conditions. We are advancing a pipeline in which we have matched investigational therapies with diseases for which we believe these therapies can make the greatest impact, based on well-defined mechanistic rationales, clear clinical outcomes and biomarkers, and rigorous preclinical data, agnostic of modality. Our current pipeline is represented in the table below.

PRECLINICAL
IND
PHASE 1
PHASE 2
PHASE 3
COMMERCIAL
AVEXITIDE
GLP-1 receptor antagonist
FDA Breakthrough Therapy and Orphan Drug Designations
Post-Bariatric Hypoglycemia (PBH)
LUCIDITY PHASE 3 CLINICAL TRIAL
lucidity
Congenital Hyperinsulinism (HI)
AMX0035
Sodium phenylbutyrate and taurursodiol (also known as ursodoxicoltaurine)
Wolfram Syndrome
HELIOS PHASE 2 CLINICAL TRIAL
HELIOS
Progressive Supranuclear Palsy (PSP)
ORION PHASE 2b/3 CLINICAL TRIAL
ORION
AMX0114
ASO targeting calpain-2, a protein involved in axonal degeneration
Amyotrophic Lateral Sclerosis (ALS)
LUMINA PHASE 1 CLINICAL TRIAL
LUMINA
LONG-ACTING GLP-1 RECEPTOR ANTAGONIST
PBH and other rare diseases

Our lead investigational asset is avexitide, an investigational, first-in-class glucagon-like peptide-1, or GLP-1 receptor antagonist. Avexitide has been evaluated as a treatment for PBH and congenital HI, two indications characterized by hyperinsulinemic hypoglycemia. The U.S. Food and Drug Administration, or the FDA, has granted avexitide Breakthrough Therapy Designation for both post-bariatric hypoglycemia, or PBH and congenital hyperinsulinism, or HI, Rare Pediatric Disease Designation in congenital HI, and Orphan Drug Designation for the treatment of hyperinsulinemic hypoglycemia.

In PBH, an indication with no currently approved treatment options impacting approximately 160,000 people in the U.S., excessive GLP-1 can lead to the hypersecretion of insulin and subsequent persistent, recurrent, and debilitating hypoglycemic events, including autonomic and neuroglycopenic symptoms if left unaddressed. Avexitide is designed to bind to the GLP-1 receptor on pancreatic islet beta cells, inhibiting the effect of GLP-1 to mitigate hypoglycemia by decreasing insulin secretion and stabilizing blood glucose levels.

In February 2025, we started recruiting for the pivotal Phase 3 LUCIDITY clinical trial for avexitide in PBH. LUCIDITY (NCT06747468) is a multicenter, randomized, double-blind, placebo-controlled, 16-week clinical trial evaluating the efficacy and safety of avexitide in participants with PBH following Roux-en-Y gastric bypass, or RYGB surgery. The Phase 3 trial is being conducted at approximately 20 sites in the U.S. Approximately 75 participants will be randomized 3:2 to receive either 90 mg of avexitide subcutaneously once daily or placebo. Dosing is expected to begin in March or April of 2025. Participants who complete the 16-week double-blind period of the ongoing study will be eligible to enter an open-label extension, or OLE period with a duration of 32 weeks. The primary efficacy objective of LUCIDITY is to evaluate the FDA-agreed primary endpoint of reduction in the composite of Level 2 and Level 3 hypoglycemic events through Week 16. Safety and tolerability will also be evaluated. Completion of recruitment is expected in 2025, with topline data anticipated in the first half of 2026 and, if approved, commercial launch anticipated in 2027.

LUCIDITY was informed by data from five clinical trials of avexitide in people with PBH showing consistent, dose-dependent effects across studies. The five clinical trials include a Phase 1 trial, a single ascending dose trial, a multiple ascending dose trial, and two Phase 2 trials:

•
In the Phase 2 (PREVENT), 28-day, randomized, placebo-controlled crossover trial (N=18), results showed a significant reduction in rates of Level 2 and 3 hypoglycemic events in participants with PBH after RYGB surgery following treatment with 30 mg twice daily and 60 mg once daily of avexitide compared with placebo. PREVENT’s primary endpoint was met with statistical significance, showing both avexitide dosing regimens improved the lowest glucose level (nadir) after a meal as measured during formal mixed meal tolerance testing, or MMTT. Mean plasma glucose nadir was increased by 21% (p=0.001) and 26% (p=0.0002) following avexitide 30 mg twice daily and 60 mg once daily dosing, respectively, compared to placebo. Avexitide was generally well tolerated. The most common adverse events, or AEs, were injection site bruising, headache, and nausea; these occurred more often with placebo than either avexitide dose. No participants withdrew due to AEs.
•
In the Phase 2b, 28-day, open-label, investigator-initiated, crossover trial (N=16), 90 mg once daily and 45 mg twice daily of avexitide met its primary endpoint and significantly reduced rates of hypoglycemic events in participants following RYGB surgery and other upper-gastrointestinal surgeries. Participants in the Phase 2b trial receiving 90 mg once daily of avexitide, the dose Amylyx is evaluating in LUCIDITY, saw a statistically significant 53% reduction in Level 2 hypoglycemic events (p=0.004) and a statistically significant 66% reduction in Level 3 hypoglycemic events (p=0.0003). There were no reported serious AEs, and AEs were mostly mild to moderate and resolved without medical treatment. The most common AEs included diarrhea, headache, bloating, and injection site reaction/bruising. No participant withdrew due to AEs. In the Phase 2b trial, 90 mg once daily of avexitide has also demonstrated a favorable pharmacokinetic profile maintaining exposure in the therapeutic range through 24 hours, supporting once daily dosing.

Avexitide was generally well tolerated, with a favorable safety profile replicated across five clinical trials in people with PBH. In addition, avexitide demonstrated a clear GLP-1 antagonist pharmacodynamic effect, including lowering insulin and raising the glucose nadir, in healthy volunteers.

In congenital HI, we are actively engaging in discussions with the broader congenital HI community to develop a path forward.

In December 2024, we announced a collaboration with Gubra A/S for the development of a potential novel long-acting GLP-1 receptor antagonist. As part of this collaboration, we anticipate identifying a lead development candidate to enter Investigational New Drug, or IND-enabling studies.

In addition to avexitide, we are advancing AMX0035, an oral, fixed-dose combination of sodium phenylbutyrate and taurursodiol in Wolfram syndrome and PSP, and AMX0114 in amyotrophic lateral sclerosis, or ALS.

AMX0035 is designed to mitigate neurodegeneration by targeting endoplasmic reticulum, or ER stress and mitochondrial dysfunction, two cellular processes central to neuronal cell death and neurodegeneration. We are investigating AMX0035 in neurodegenerative diseases and endocrine conditions where ER stress and mitochondrial dysfunction are implicated, including Wolfram syndrome and PSP.

Wolfram syndrome is a rare, monogenic neurodegenerative disease that progressively impacts multiple organs and systems. Wolfram syndrome is characterized by childhood-onset diabetes mellitus, optic nerve atrophy, and neurodegeneration. Common manifestations of Wolfram syndrome include diabetes mellitus and diabetes insipidus, gradual vision loss leading to blindness, hearing loss, neurogenic bladder, difficulties with balance and coordination, and difficulty breathing that can lead to respiratory failure. There are currently no approved therapies for the approximately 3,000 people in the U.S., and more around the world, living with Wolfram syndrome.

The majority of people with Wolfram syndrome carry mutations in the WFS1 gene, which encodes a protein called wolframin that spans the membrane of the ER. Loss of wolframin function leads to ER stress and impaired mitochondrial dynamics, which lead to multi-organ cell dysfunction and death – starting with beta cells in the pancreas, then neurons in the visual system, auditory system, and throughout the body. Because of the clear link between WFS1 mutations and ER stress, Wolfram syndrome is considered a prototypical ER stress disorder. AMX0035 is hypothesized to mitigate cell death in Wolfram syndrome by reducing ER stress and mitochondrial dysfunction. In preclinical models, treatment with AMX0035 improved WFS1 protein expression, increased insulin secretion, and inhibited beta cell death in cells derived from people with Wolfram syndrome. AMX0035 also prevented cell death in neuronal cells derived from people with Wolfram syndrome and significantly delayed progression of the diabetes phenotype in a WFS1-knock-out preclinical model.

In October 2024, we announced positive topline data from the Phase 2 open-label HELIOS clinical trial of AMX0035 in 12 adults living with Wolfram syndrome. HELIOS (NCT05676034) is a single-site, single-arm, open-label, proof of biology, Phase 2 trial designed to study the effect of AMX0035 on safety and tolerability, and various measures of endocrinological, neurological, and ophthalmologic function in adult participants living with Wolfram syndrome. HELIOS showed improvement in pancreatic beta cell function, as measured by C-peptide response after 24 weeks of treatment with AMX0035, the study’s primary efficacy endpoint, in contrast to the expected decrease in pancreatic function with disease progression. Similar overall improvements or stabilization were observed across all secondary endpoints, including hemoglobin A1c (HbA1c), time in target glucose range assessed by continuous glucose monitoring, and visual acuity. In addition, longer-term data for all participants who completed Week 36 (n=10) and Week 48 (n=6) assessments showed sustained improvement over time. The safety profile of AMX0035 in HELIOS was consistent with prior safety data from the study of AMX0035 in ALS. All AEs were mild or moderate, and there were no serious AEs related to AMX0035 treatment. We plan to share Week 48 data from the ongoing HELIOS trial of AMX0035 in Wolfram syndrome in 2025. Data from participants at Week 48 and regulatory interactions will inform the design of a Phase 3 trial of AMX0035 in Wolfram syndrome.

PSP is a sporadic, rare, fatal neurodegenerative disease that can affect movement, gait, balance, cognition, eye movements, swallowing, and speech. People living with PSP have a life expectancy of six to eight years after symptom onset. PSP affects approximately seven in 100,000 people worldwide, and there are currently no disease-modifying therapies approved for the treatment of PSP. Similar to other neurodegenerative diseases, the pathophysiologic changes underlying PSP are likely multifactorial, including genetic mutations, ER stress, mitochondrial dysfunction, and neuroinflammation. PSP is considered a tauopathy based on the strong genetic link between tau variants and disease development and the presence of abnormal tau protein deposits in the brain. Biomarker data from a Phase 2 trial of AMX0035 in Alzheimer’s disease demonstrated a significant reduction in tau.

In December 2023, we initiated the Phase 2b/3 ORION (NCT06122662) clinical trial, a global, randomized, double-blind, placebo-controlled trial of AMX0035 for the treatment of PSP. ORION is designed to assess the efficacy and safety of AMX0035 compared to placebo. The primary objective of the ORION trial is to assess the impact of AMX0035 compared to placebo on disease progression rate as measured by the Progressive Supranuclear Palsy Rating Scale, or PSPRS, an established and validated endpoint in PSP clinical trials. Safety and tolerability will also be evaluated. Data from an unblinded interim analysis of the Phase 2b portion of the Phase 2b/3 ORION trial of AMX0035 in PSP is anticipated in the third quarter of 2025, which will be used to inform a go/no-go decision on the Phase 3 portion of the trial.

AMX0114 is an investigational antisense oligonucleotide, or ASO, targeting calpain-2, or CAPN2. Decades of scientific literature and published data demonstrate that CAPN2, a protein involved in neurofilament biology, plays an essential role in axonal degeneration, which is a critical effector in the progression of various neurodegenerative diseases including ALS. ALS is a relentlessly progressive and fatal neurodegenerative disorder caused by motor neuron death in the brain and spinal cord. Motor neuron loss in ALS leads to deteriorating muscle function, the inability to move and speak, respiratory paralysis, and, eventually, death. ALS is defined as a rare disease, but it affects as many as 30,000 adults in the U.S. and 3,000 in Canada. The most common form of the disease is sporadic ALS, with more than 90% of people with ALS showing no clear family history.

In preclinical studies, treatment with AMX0114 resulted in potent, dose-dependent, and durable reduction in CAPN2 mRNA and calpain-2 protein levels in disease-relevant cell models of axonal degeneration. This translated to improved neuronal survival and reductions in extracellular neurofilament light chain, or NfL levels, a broadly researched biomarker for axonal degeneration in ALS, across multiple disease models and paradigms of neuronal injury. AMX0114 was generally well tolerated in in vivo preclinical safety studies.

In February 2025, we started recruiting for the Phase 1 LUMINA clinical trial (NCT06665165), a multicenter, randomized, placebo-controlled, multiple ascending dose trial designed to evaluate the safety and biological activity of AMX0114. LUMINA will also assess ALS biomarkers, including change from baseline in NfL levels. Dosing is expected to begin in March or April of 2025. We are also working to open U.S. sites for screening, enrollment, and dosing. Approximately 48 participants will be randomized 3:1 to receive AMX0114 or placebo by intrathecal administration once every four weeks, for up to four doses. Early cohort data from LUMINA are expected in 2025.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid technological advancement, significant competition and an emphasis on proprietary products. We face potential competition from many different sources, including major and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies, compounding pharmacies and public and private research institutions. Any product candidates that we successfully develop and commercialize may compete with current therapies and new therapies that may become available in the future. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, dosing, cost, effectiveness of promotional support and intellectual property protection.

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

Supply and Manufacturing

We rely, and expect to continue to rely for the foreseeable future, on third-party contract manufacturing organizations, or CMOs, for the production of avexitide, AMX0035 and AMX0114 in compliance with current Good Manufacturing Process, or cGMP, requirements, for use in clinical trials under the guidance of members of our organization. We have long-term, single-source supply agreements in place for our active pharmaceutical ingredients, and single-source arrangements for the manufacturing and packaging of bulk drug at established CMOs for clinical trials and other potential needs.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain intellectual property that protects avexitide and its uses, AMX0035 and its uses, AMX0114 and its uses, and any future product candidates. We seek to protect and enhance proprietary technology, inventions and improvements that are commercially important to the development of our business by seeking, maintaining and defending U.S. and foreign patent rights.

We are actively building our intellectual property portfolio in our therapeutic areas, including around avexitide, AMX0035, and AMX0114. As of December 31, 2024, our patent estate included 20 issued U.S. patents, 25 pending U.S. patent applications, 211 granted foreign patents, and 109 pending foreign patent applications.

Avexitide

We acquired a patent portfolio directed to avexitide from Eiger Pharmaceuticals, Inc., or Eiger, in June 2024. The portfolio includes one in-licensed patent family from University of Pennsylvania/Children’s Hospital of Philadelphia, two in-licensed patent families from Stanford University, one co-owned with and in-licensed patent family from Stanford University, one patent family co-owned by us and Stanford University, and two patent families that are solely owned by us.

The in-licensed patent family from University of Pennsylvania/Children’s Hospital of Philadelphia relates to compositions and methods for treating congenital and neonatal hyperinsulinism and post-prandial hypoglycemia. This family includes 4 issued U.S. patents, and 58 issued foreign patents. We also have patent applications pending in this family in the U.S. and EU. The issued patents and others that issue from this family may first begin to expire as early as January 8, 2028, not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely.

The two in-licensed patent families from Stanford University relate to treatment of hyperinsulinemic hypoglycemia with GLP-1 antagonist exendin(9-39). There are 7 issued U.S. patents and 81 issued foreign patents in these two families. We also have patent applications pending in these two families in the U.S., EU, and other jurisdictions. The issued patents and others that issue from these families may first begin to expire as early as May 23, 2026, not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely.

The co-owned with, and in-licensed patent family from, Stanford University relates to liquid pharmaceutical formulations of exendin(9-39). There are 2 issued U.S. patents and 5 issued foreign patents in this family. We also have patent applications pending in this family in the U.S., EU, and other jurisdictions. The issued patents and others that issue from this family may first begin to expire as early as November 21, 2037, not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely.

Also included are the two patent families relating to avexitide that are solely owned by us. One family relates to the treatment of hyperinsulinemic hypoglycemia with exendin(9-39). There are currently no issued patents in this family. We have patent applications pending in this family in the U.S., EU, and other jurisdictions. Any patents to issue from this family may first begin to expire as early as October 15, 2039, not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely. Another family relates to the treatment of congenital HI with exendin(9-39). There are currently no issued patents in this family. We have patent applications pending in this family in the U.S., EU, and other jurisdictions. Any patents to issue from this family may first begin to expire as early as June 21, 2042, not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely.

The remaining patent family, which is co-owned by us and Stanford University, relates to methods of improving nutrition in subjects, including individuals who have undergone gastrointestinal surgery, by avexitide therapy. We have a Patent Cooperation Treaty, or PCT application pending in this family. Although no patents have yet issued from this family, we expect the term on patents issuing from this family to extend until at least April 2044, not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely.

AMX0035

Our patent portfolio around AMX0035 includes ten patent families. In those ten families, we currently own a total of 164 issued patents and pending patent applications. Currently, our patent portfolio around AMX0035 includes seven issued U.S. patents and 67 issued foreign patents. We also have pending applications in the U.S., EU and other jurisdictions. Our issued patents and pending applications cover the relative amounts of a phenylbutyrate compound and a bile acid (such as TUDCA) and some of our issued and pending claims cover the specific ratio of those two drugs.

The patent families around AMX0035 include those that relate to compositions of a bile acid and a phenylbutyrate compound (including TURSO and 4-PBA) and methods of treating neurodegenerative disease, and its associated causes at a cellular level, using those compositions; specific compositions of a phenylbutyrate compound and a bile acid (including TURSO and 4-PBA) and methods of manufacturing those compositions; methods of treating particular symptoms of ALS and/or reducing the associated AEs with combinations of a phenylbutyrate compound and a bile acid (including TURSO and 4-PBA); methods of treating Alzheimer’s disease and other tauopathies (including progressive supranuclear palsy) with combinations of a phenylbutyrate compound and a bile acid (including sodium phenylbutyrate and TURSO); methods of co-administering other therapeutic drugs with combinations of a phenylbutyrate compound and a bile acid (including sodium phenylbutyrate and TURSO); pharmacokinetic characteristics following the administration of TURSO and sodium phenylbutyrate; methods of reducing the level of certain biomarkers in ALS patients with combinations of sodium phenylbutyrate and TURSO; and methods of treating Wolfram Syndrome with combinations of sodium phenylbutyrate and TURSO. The issued patents and others that issue from our earliest in time patent family around AMX0035 may first begin to expire as early as December 2033, not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely. Although no patents have issued from the latest patent family around AMX0035, we expect the term of patents issued from that family to extend until at least September 2043, not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely.

AMX0114

Our patent portfolio around AMX0114 includes 1 patent family. This patent family relates to oligonucleotides targeting the Calpain-2 mRNA transcript. We have patent applications pending in this family in the U.S., EU, and other jurisdictions. Although no patents have yet issued from this family, we expect the term on patents issuing from this family to extend until at least May 9, 2043, not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely.

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing of the first non-provisional application to which priority is claimed. In the U.S., patent term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In the U.S., the term of a patent that covers an FDA-approved drug may also be eligible for a patent term extension of up to five years under the Hatch-Waxman Act, which is designed to compensate for the patent term lost during the FDA regulatory review process. The length of the patent term extension is calculated based on the length of time it takes for regulatory review. A patent term extension under the Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. Following the approval of RELYVRIO in the U.S., we applied for patent term extensions for certain of our issued U.S. patents covering our product candidates and/or their methods of use.

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

Our potential commercial success also depends in part on our ability to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. A comprehensive discussion on risks relating to intellectual property is provided in Item 1A of this Annual Report entitled “Risk Factors—Risks Related to Our Intellectual Property.”

European Patent EP3016654, entitled “Tauroursodeoxycholic acid, or TUDCA for Use in the Treatment of Neurodegenerative Disorders,” is owned by Bruschettini S.r.l. The patent relates to use of TURSO in the treatment of ALS in a mammal. An opposition has been filed to the grant of EP3016654 at the European Patent Office, or EPO, asking the EPO to revoke EP3016654. The EPO issued a preliminary opinion on November 18, 2019 finding that at least the main claim of EP3016654 lacked novelty. Oral proceedings were held before an Opposition Division of the EPO on June 11, 2021. At the end of the oral proceedings, the Opposition Division announced the decision revoking all claims of EP3016654. A written decision has been issued; however Bruschettini has appealed the decision of the Opposition Division to the Board of Appeal. A response to Bruschettini’s appeal has been filed on June 7, 2022 requesting that the appeal should be dismissed and that the decision of the Opposition Division to revoke all claims of EP3016654 be upheld. The Board of Appeal issued a summons to attend oral proceedings on May 24, 2023. The Board of Appeal overturned in oral proceedings held on June 5, 2024, the decision of the Opposition Division and maintained EP3016654 in limited form. The patent as maintained in limited form protects TUDCA for use in the treatment of ALS only. As such, EP3016654 as maintained has no relevance for PSP or Wolfram Syndrome. Bruschettini has no procedural option to broaden the claims at this point. A European divisional application is not pending in this family and cannot be filed anymore.

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
•
Performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices, or GCP, requirements to establish the safety and efficacy of the proposed drug product for each indication;
•
Submission to the FDA of an NDA, including payment of application user fees;
•
A determination by the FDA within 60 days of its receipt of a new drug application, or an NDA to accept the marketing application for review;
•
Satisfactory completion of an FDA advisory committee review, if applicable;
•
Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•
Satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data; and
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

An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some preclinical testing, such as animal tests of reproductive AEs and carcinogenicity, may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to initiate.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it is initiated at that institution. The IRB also must review and approve the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completion.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if suspected AEs occur. Written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected AEs, findings from other studies or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

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

There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act, or Cures Act, passed in 2016, a sponsor must make its expanded access policy publicly available upon the earlier of initiation of a Phase 2 or Phase 3 trial; or 15 days after the investigational drug or biologic receives fast track, breakthrough or regenerative medicine advanced therapy designation.

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

NDA Submission and Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. The FDA will initially review an NDA for completeness before it accepts it for “filing.” Under the FDA’s procedures, the agency has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA, for a new molecular entity to review and act on the submission, and six months from the filing date of a new molecular entity NDA with priority review. Accordingly, this review process typically takes 12 months and 8 months, respectively from the date the NDA is submitted to the FDA. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. This finding can be substantiated based on two adequate and well-controlled studies, or in certain circumstances on a single, large, multicenter, adequate and well-controlled study that is very persuasive or from a single adequate and well-controlled study together with confirmatory evidence. FDA regulations and guidance also allow for greater flexibility and tolerance for uncertainty in the context of rare and fatal diseases. The FDA also assesses whether the facility in which the product is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

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

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

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

U.S. Non-Patent Exclusivity

Data exclusivity provisions under the FDCA can delay the submission or the approval of certain follow-on applications. The FDCA provides a five-year period of data exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity, or NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA for a generic version of the drug or a 505(b)(2) NDA for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, such a follow-on application may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

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

Once an approval of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market, such as if, based on new evidence of clinical experience not contained in the application or not available to the FDA until after the application was approved, there is a lack of substantial evidence that the approved product will have the effect it is purported or represented to have under the conditions of use prescribed, recommended, or suggested in its labeling. Sponsors may also voluntarily withdrawal their approved products from the market for similar reasons. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Other potential consequences include, among other things:

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

From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.

Other U.S. Healthcare Laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of drug products for which we obtain marketing approval. Arrangements with third-party payors, healthcare providers and physicians, as well as patients and other third parties, in connection with the clinical research, sales, marketing and promotion of products, once approved, and related activities, may expose a pharmaceutical manufacturer to broadly applicable fraud and abuse and other healthcare laws and regulations. In the U.S., these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below:

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

In the U.S., federal and state laws and regulations, including state data breach notification laws, state and federal health information privacy laws, and federal and state consumer protection laws, govern our collection, use, disclosure, and protection of personal information. In California, for example, the California Consumer Privacy Act, or CCPA, requires covered businesses to include certain disclosures to California consumers about how their data is collected, used and shared and provide such individuals the ability to opt-out of certain sales or transfers of their personal information to third parties. Numerous other U.S. states have passed similarly comprehensive consumer privacy laws which may vary in their scope and application, and enforcement will likely remain unpredictable for the foreseeable future. Other states have passed privacy legislation which applies specifically to consumer health data. For example, Washington’s My Health My Data Act, which entered into force on March 31, 2024, expands the definition of consumer health data, affords consumers with privacy rights and creates a private right of action, which could increase the risk of, and expenses related to, litigation. While the CCPA contains an exception for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA or other such future laws, regulations and standards may have on our business, as these laws either do not yet apply to us or are not yet in effect. Certain state laws may be more stringent or broader in scope than others, or offer greater individual rights with respect to personal information than federal, international or other state laws with potentially conflicting requirements, which may complicate our compliance efforts. Any failure or perceived failure to comply with any of these laws could negatively impact our business, including through enforcement actions, litigation and reputational harm leading to loss of existing and future business.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. For example. the Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2031. Also, the American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025; however, legislation has been introduced in the U.S. Congress that would reverse these payment reductions. In addition to provider payment cuts under Medicare, the American Rescue Plan Act of 2021 also eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source innovator multiple source drugs, beginning January 1, 2024.  These laws and regulations may result in additional reductions in Medicare and other healthcare funding available for healthcare providers and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

European Union Approval Process

The process governing approval of medicinal products in the EU generally follows the same lines as in the U.S. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

Clinical Trial Approval

In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, or Clinical Trials Regulation, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. All clinical trials in the EU must now be conducted in accordance with the Clinical Trials Regulation. The legislation aims at simplifying and streamlining the approval of clinical trials in the EU; for example, the Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point, rules on the protection of subjects and informed consent, transparency requirements, and strictly defined deadlines for the assessment of clinical trial applications.

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

Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure and a reduction or elimination of registration and marketing authorization fees. During the period of market exclusivity, a marketing authorization may only be granted for a “similar medicinal product” with the same orphan indication as an authorized orphan medicinal product if: (i) the marketing authorization holder for the original orphan medicinal product consents to the authorization of the second medicinal product; (ii) the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities of the product; or (iii) it is established that the second product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The period of market exclusivity may, in addition, be reduced to six years if at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation because, for example, the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

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
•
The marketing and promotion of authorized medicinal products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of medicinal products and/or the general public, are strictly regulated in the EU notably under Directive 2001/83/EC83EC, as amended, and are also subject to EU Member State national laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

The aforementioned EU rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval and in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

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

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020. As a result of the Northern Ireland Protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). A new framework named the Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. The MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland) and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. However, although a separate authorization is now required to market medicinal products in the UK, under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a UK marketing authorization. There is now no pre-marketing authorization orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the UK market, i.e., the prevalence of the condition in the UK (rather than the EU) must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the UK.

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

Rest of the World Regulation

For other countries outside of the EU and the U.S., such as countries in the Middle East, Africa, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Employees and Human Capital

As of December 31, 2024, we had 123 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Our human capital is integral to helping us achieve our goal to end the suffering caused by neurodegenerative diseases and endocrine conditions. The objectives for our human capital resources include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

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

Environmental, Social, and Governance (ESG)

The values that drive our mission to develop novel therapies for communities with high unmet needs are at the heart of how we do business. Our commitment to audacity, curiosity, engagement, accountability, and authenticity compels us to be responsible members of the global community. In 2024, we adopted a formal ESG charter to support our ongoing commitment to environmental, health and safety, corporate social responsibility, corporate governance, sustainability, and other related trends, issues, and concerns relevant to the Company. The ESG Committee, formed in 2023, helps the Executive Leadership Team to develop strategy relating to ESG matters and support the integration of strategically significant ESG policies into the Company’s business operations and strategy.

Given our reliance on outsourced operations, it is important that we select partners whose standards align with our own. Through our procurement department, we request information on our suppliers’ practices and their commitment to sustainability. In 2024, we adopted a Supplier Code of Conduct. This code, which is posted on our corporate website, is an extension of Amylyx’s Code of Business Conduct & Ethics and summarizes the legal obligations and ethical standards that we expect our suppliers to comply with.

Environmental

Most of our employees choose to work remotely, but we maintain features such as recycling programs and automatic lighting at our facilities to minimize our impact. We also expect our suppliers to operate in a responsible and efficient manner to minimize adverse impacts on the environment, including by conserving natural resources, engaging in reuse and recycling programs, and avoiding the use of hazardous materials where possible. We retain the ability to conduct periodic audits to review these programs.

Social

Every day, the communities we collaborate with drive us forward. We strive to be partners of choice to the individuals that we’re humbled to work alongside and in service of. We’ve seen how heightened awareness and collaboration in partnership with the community and advocacy partners ignites innovation. With the growing availability of new treatments, research, and technologies, we are dedicated to leading this movement in neurodegenerative and endocrine diseases.

As collaborators rooted in connection, we ask for input from the community early and often. We push through barriers in the treatment journey in an effort to generate breakthroughs that will make a real difference. For example, disease journeys may begin with the common problem of obtaining a correct diagnosis – for some, this takes years. Our approach to drug development accounts for the fast disease progression following long diagnosis timelines, significant heterogeneity in patient populations, the need to deepen the understanding of pathophysiology, and lack of consensus on measures of clinical benefit in drug development. Taking into consideration the complex ecosystem of addressing unmet medical needs allows us to focus on those areas where we can make the greatest impact.

We continually seek input on our clinical trial designs and desired outcomes, and recruitment and retention strategies by directly engaging with the patient communities we hope to serve. As we advance novel drug candidates in our pipeline, we will attempt to ensure equal access for all to clinical trials and, in particular, we will attempt to conduct clinical trials comprised of a diverse set of people impacted by the disease.

As an employer, diversity is also important, including having representation of diverse views and backgrounds at the highest levels of the organization. Three of our eight senior executives are women, and two of our seven board members are women.

We care deeply about supporting and investing in our people. Employee benefits are an important part of total rewards, and we’re pleased to offer a comprehensive package to enable our employees’ best work and help support their health, family, and way of life.

Our range of medical plans provides comprehensive coverage for our employees and their families with the flexibility to choose what will best suit their needs. We also offer dental and vision insurance. We complement these offerings with options for a Flexible Spending Account, or FSA, or Health Savings Account, or HSA for eligible medical expenses, Dependent Care FSA for child or elder care expenses, and a Limited Purpose FSA for dental and vision expenses.

In addition to the competitive benefits above, we offer:

•
Hybrid Work Environment: We are primarily remote but have opportunities to come together as a full organization
•
Touchpoints Rooted in Connection: Our in-person Anchor Weeks and bi-weekly Amylyx Exchange calls help us collaborate and connect with each other and the communities we’re serving
•
Learning and Development Program: Opportunities to grow professionally and network
•
Recognition Platform: Recognizes employees beyond just the day-to-day
•
“Take It As You Need It” Paid Time Off: Paid time off designed with flexibility for vacation, personal needs, school events, or appointments
•
Employee Assistance Program: Access to mental health support, work-life solutions, financial resources, and legal guidance
•
Paid Parental Leave: Ability to take time off and connect with your new child
•
Mobile Reimbursement: Monthly cell phone reimbursement to stay connected

We affirm our commitment to a diverse and inclusive workplace by ensuring equitable compensation for all employees and upholding the principles of pay equity across all levels of the organization. We believe that fostering a diverse and inclusive environment is essential in providing a wide range of perspectives, and we are dedicated to continuously evaluating and evolving our practices to provide equitable access to learning, mentorship, leadership roles and career advancement opportunities.

Governance

Our Board of Directors is responsible for overseeing the business and management of the Company. As part of our governance practices, we are committed to high standards of ethics, which are reflected in our Code of Business Conduct and Ethics, which applies to our directors, officers, employees and designated agents. This Code is posted on our corporate website. We have an independent chairman, and five of our seven board members are independent. Our Audit, Nominating and Corporate Governance, and Compensation Committees are comprised solely of independent directors.

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

Risks Related to the Discovery and Development of Our Current and Future Product Candidates

•
We currently depend heavily on the success of avexitide, our most advanced product candidate, and AMX0035. If we are unable to successfully complete late-stage trials, obtain regulatory approvals for, and successfully commercialize, avexitide and/or AMX0035, or experience significant delays in doing so, our business may be materially harmed.
•
The delay or denial of regulatory approval for any of our current or any future product candidates in any jurisdiction could adversely impact our business and our results of operations, and could cause us delay or even cease operations.
•
We have historically concentrated our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen very limited success in product development, and have only recently further expanded upon our existing development efforts in the endocrine and metabolic field, an area in which we have limited experience in drug development.
•
The regulatory approval processes of the FDA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to maintain or obtain regulatory approval for any current or future product candidates, our business will be substantially harmed.

Risks Related to Our Dependence on Third Parties

•
We rely on third parties to assist in conducting our clinical trials. If they do not perform satisfactorily, we may not be able to obtain regulatory approval or successfully commercialize avexitide, AMX0035 or any other current or future product candidates, or such approval or commercialization may be delayed, and our business could be substantially harmed.
•
We may seek to establish additional collaborations and if we are not able to establish and maintain them on commercially reasonable terms, we may have to alter our development and future commercialization plans.
•
We have entered and may in the future enter into collaborations with third parties for the development and commercialization of avexitide, AMX0035 or any other current or future product candidates, and our prospects with respect to avexitide, AMX0035 and our other current or future product candidates will depend in significant part on the success of those collaborations.

Risks Related to Commercialization of Avexitide, AMX0035 or Future Product Candidates

•
The markets for avexitide for PBH, and congenital HI, for AMX0035 for Wolfram syndrome, PSP and other neurodegenerative diseases, and for any other product candidates we are currently developing or may in the future develop or acquire may be smaller than we expect.
•
If we are unable in the future to expand our sales, marketing, manufacturing and distribution capabilities or enter into agreements with third parties to market and sell avexitide, AMX0035 or other current or future product candidates for which we obtain marketing approval, we will be unable to generate any additional product revenue.
•
Even if any current or future product candidate of ours receives regulatory approval, it may fail to maintain the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for continued commercial success or to remain profitable.

Risks Related to Our Intellectual Property

•
Our commercial success depends on our ability to protect our intellectual property and proprietary technology.

Risks Related to Our Business Operations and Employee Matters

•
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts, including the ongoing war between Russia and Ukraine, the Israel-Hamas conflict and conflict in the Middle East, a new U.S. presidential administration and accompanying regulatory activities and economic policies, events related thereto, and changes in inflation and interest rates, any of which could have a material adverse effect on our business, financial condition and results of operations.
•
We depend heavily on our executive officers, principal consultants and others, and the loss of their services would materially harm our business.
•
We only have a limited number of employees to manage and operate our business.
•
We are continuously evaluating and pursuing strategic transactions, and may pursue strategic transactions in the future that are aligned with our mission to improve our underlying business performance.

Risks Related to Our Common Stock

•
Unfavorable macroeconomic conditions or market volatility resulting from national or global economic conditions, including those affecting the financial services industry, could adversely affect our business, financial condition or results of operations.

Risks Related to Our Financial Position and Need for Capital

We have ceased marketing and selling our only commercial product in the U.S. and Canada and will therefore not continue to generate revenue from this product for the treatment of ALS. We expect to generate significant losses for the foreseeable future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We invested substantial resources into our product development efforts of AMX0035, and toward the commercialization of AMX0035 as RELYVRIO for ALS, which was approved by the FDA, and ALBRIOZA and, received marketing authorization with conditions from Health Canada. We voluntarily discontinued the marketing authorizations for RELYVRIO/ALBRIOZA for ALS and removed the product from the market in the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial, which failed to meet its prespecified primary and secondary endpoints. Following the withdrawal of RELYVRIO/ALBRIOZA from the market in the US and Canada, respectively, we do not have any products approved for commercial sale and we will continue to incur significant research and development and other expenses related to clinical development and potential approvals for our current and future product candidates, including for avexitide, AMX0035 in additional indications other than ALS, and for ongoing operations. Since our inception, we have devoted the majority of our financial resources and efforts to research and development, including preclinical studies and our clinical trials, preparation for commercialization and commercialization activities. Our financial condition and operating results, including our revenues, expenses and net income (loss), have in the past and are likely in the future to fluctuate significantly from quarter to quarter and year to year. For example, we generated revenues of $380.8 million in 2023 as a result of sales of RELYVRIO/ALBRIOZA, but following its withdrawal, we will no longer generate revenues from this product. Accordingly, you should not rely upon the results of any prior quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and may in the future have, an adverse effect on our stockholders’ equity and working capital. As of December 31, 2024, we had an accumulated deficit of $606.7 million.

We anticipate that significant expenses will be incurred if and as we:

•
conduct clinical trials of avexitide, AMX0035 and any other current or future product candidates;
•
seek to identify and advance additional product candidates;
•
initiate and continue research, preclinical and clinical development efforts for any current or future product candidates;
•
add operational, financial and management information systems and personnel, including personnel to support commercialization of any current or future product candidate development and to help us comply with our obligations as a public company;
•
maintain, expand and protect our intellectual property portfolio;
•
seek regulatory approvals for avexitide or AMX0035 in indications that successfully complete clinical development; and
•
acquire or in-license other product candidates, products or technologies.

We will not return to profitability unless and until we successfully commercialize any of our current or future product candidates.

Our ability to once again become and remain profitable depends on our ability to generate revenue. While we have a limited history of generating revenue from the commercialization of RELYVRIO/ALBRIOZA, we do not expect to generate additional significant revenue, if any, unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for, and successfully commercialize, avexitide, AMX0035 for indications other than ALS or any other current or future product candidates or products we may develop or in-license. Successful commercialization will require achievement of many key milestones, which vary by jurisdiction and may include demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, if any, the extent of any further losses or if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our failure to resume revenue generating activities or regain profitability may continue to depress the market price of our common stock and could impair our ability to raise capital or obtain other financing, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses as we have in the past, prior to the commercialization of RELYVRIO and ALBRIOZA, investors may not receive any return on their investment and may lose their entire investment.

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

•
our ability to manufacture and deliver supply of avexitide or AMX0035;
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
•
our ability to successfully develop avexitide and AMX0035 for additional indications and to commercialize avexitide and AMX0035 for such additional indications, if approved;
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

Our operations have consumed substantial amounts of cash since inception. We expect to spend substantial amounts to continue the clinical development of avexitide, the clinical development of AMX0035 in indications other than ALS, and for the preclinical and clinical development of additional product candidates, or in the in-license, acquisition or development of other product candidates or products. If we are unable to obtain additional marketing approvals for avexitide, AMX0035, or for any other current or future product candidates that we develop, in-license or acquire, we may require significant additional amounts of cash in order to continue to develop avexitide, AMX0035 and any other current or future product candidates and fund our operations. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our ongoing and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing avexitide, AMX0035 for Wolfram syndrome, PSP and potential additional indications, AMX0114, as well as any other product candidates we are currently developing or may in the future develop;
•
the timing of, and the costs involved in, our efforts to obtain marketing approvals for avexitide in PBH, AMX0035 for the treatment of Wolfram syndrome, PSP and potential additional indications, AMX0114, and our efforts to obtain approvals for other product candidates we are developing or may in the future develop and pursue;
•
the number of other product candidates that we may pursue and their development requirements;
•
the costs of commercialization activities for avexitide, AMX0035 and for any approved indications, or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing sufficient product sales, marketing, distribution and manufacturing capabilities;
•
subject to receipt of regulatory approval on a jurisdiction-by-jurisdiction basis, revenue, if any, received from commercial sales of avexitide and AMX0035 for any approved indications or any other current or future product candidates;
•
the extent to which we in-license, acquire, or acquire rights to other products, product candidates or technologies;
•
our obligation, if any, to pay royalties in connection with the development and commercialization of avexitide or any other products or product candidates we may in-license or acquire;
•
our headcount fluctuation;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and
•
the ongoing costs of operating as a public company.

We cannot be certain that additional funding will be available on acceptable terms, or at all. As a result of the challenges caused by economic uncertainty in various global markets due to geopolitical instability and conflict, including the ongoing wars in Ukraine and Israel, the conflict in the Middle East, a new U.S. presidential administration and accompanying regulatory activities and economic policies, the global credit and financial markets have experienced in recent periods significant volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, changes to rates of inflation and interest rates and uncertainty about economic and global stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive.

We have no committed source of additional capital and if we are unable to raise additional capital or secure other financing, if needed, in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of avexitide, AMX0035 or any other current or future product candidates or other research and development initiatives. We may need to seek collaborators for avexitide, AMX0035 and any other current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to avexitide, AMX0035 and any other current or future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of our common stock to decline.

We believe our existing cash, cash equivalents and marketable securities as of December 31, 2024, along with the proceeds from the January follow-on 2025 offering ("January 2025 Offering"), will be sufficient to meet our anticipated operating and capital expenditure requirements through 2026. However, our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, your ownership interest may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Securing financing could also require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of avexitide, AMX0035 or any future product candidates.

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

Risks Related to the Discovery and Development of Our Current and Future Product Candidates

We currently depend heavily on the success of avexitide, our most advanced product candidate, and AMX0035. If we are unable to successfully complete late-stage trials, obtain regulatory approvals for, and successfully commercialize, avexitide and/or AMX0035, or experience significant delays in doing so, our business may be materially harmed.

Our future success depends significantly on our ability to successfully develop, and obtain regulatory approvals for and commercialize, avexitide in PBH and AMX0035 in indications other than ALS, including Wolfram syndrome and PSP. Avexitide has been evaluated in five Phase 2 clinical studies for PBH and Congenital HI. In February 2025, we activated the first sites for the pivotal Phase 3 LUCIDITY clinical trial for avexitide in PBH. To date, we have obtained limited clinical trial data supporting AMX0035 in indications other than ALS, having only completed a clinical trial in 95 patients with AD. We are conducting a Phase 2 clinical trial of AMX0035 in Wolfram syndrome, and a global Phase 3 clinical trial of AMX0035 in PSP, and intend to conduct additional clinical trials for other indications and product candidates in the future. Our business success depends heavily on our ability to successfully complete clinical trials for our product candidates. We have completed the IND enabling studies of AMX0114 in ALS and the first site was activated for a Phase 1 multiple ascending dose, placebo-controlled trial in Canada in February 2025.

We will need to have sufficient funds for, and successfully complete, our clinical development of avexitide, AMX0035 for the treatment of PSP, Wolfram syndrome and other indications, and AMX0114 in ALS.

The future regulatory and commercial success of avexitide, AMX0035 or any other current or future product candidates are subject to a number of risks, including the following:

•
successful completion of preclinical studies and clinical trials;
•
successful patient enrollment in clinical trials;
•
positive data from our preclinical studies and clinical trials that supports an acceptable risk-benefit profile of avexitide, AMX0035 or any other current or future product candidates in the intended populations;
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
•
receipt and maintenance of designations from applicable regulatory authorities, including breakthrough designation for avexitide and orphan designation for avexitide and AMX0035;
•
obtaining and maintaining patent and trade secret protection and regulatory exclusivity for avexitide, AMX0035 or any other current or future product candidates;
•
making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of avexitide, AMX0035 or any other current or future product candidates;
•
entry into collaborations to further the development of avexitide, AMX0035 or any other current or future product candidates;
•
establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•
acceptance of avexitide, AMX0035 or any other products, if and when approved, by patients, the medical community and third-party payors;
•
appropriately identifying patients with the diseases targeted by avexitide, AMX0035 or any other current or future product candidates and accurately estimating the size of applicable patient populations or disease prevalence;
•
obtaining and maintaining third-party coverage and adequate reimbursement;
•
maintaining a continued acceptable safety profile of products following any approval;
•
effectively competing with other drugs or therapies;
•
ensuring that we promote and distribute our products consistent with all applicable healthcare laws; and
•
enforcing and defending intellectual property rights and claims.

Many of these risks are beyond our control, including the risks related to clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, obtain or maintain regulatory approvals for, or successfully commercialize avexitide, AMX0035 or any of our other current or future product candidates, or if we experience delays as a result of any of these risks or otherwise, our business could be materially harmed.

In addition, of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of marketing applications to regulatory authorities, and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval for our current or any of our future product candidates, any such approval may be subject to limitations on the indications or uses or the patient populations for which we may market the product. Additionally, we may not realize the full commercial potential of avexitide, AMX0035 or any other current or future product candidates that receive marketing approval if we are unable to appropriately identify patients with the diseases targeted by such product candidates. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development activities, we cannot assure you that we will successfully develop or commercialize our current or any future product candidates for any indication in any jurisdiction. If we or any of our future collaborators are unable to develop, maintain, or obtain regulatory approvals for, or, if approved, successfully commercialize our current or any future product candidates for our initial or potential additional indications, we may not be able to generate sufficient revenue to continue our business. In addition, our failure to demonstrate positive results in our clinical trials in any indication for which we are developing our current product candidates, or to satisfy other regulatory requirements, could adversely affect our development efforts for avexitide, AMX0035 in other indications, or for AMX0114.

The delay or denial of regulatory approval for any of our current or any future product candidates in any jurisdiction could adversely impact our business and our results of operations, and could cause us to delay or even cease operations.

The research, testing, manufacturing, labeling, approval, sale, marketing, distribution and post-market obligations of drug products are subject to extensive regulation by the FDA and other regulatory agencies in the U.S. and other countries, and such regulations differ from country to country.

The FDA or any other foreign regulatory agency can delay, limit, deny or withdraw approval to market avexitide, AMX0035 or any future product candidates for many reasons, including:

•
our inability to demonstrate to the satisfaction of, the FDA or any other applicable foreign regulatory agency that avexitide, AMX0035 or any future product candidate is safe and effective for the requested indication;
•
our inability to gain agreement from applicable foreign regulatory authorities that avexitide, AMX0035 or any future product candidate is appropriate for approval under applicable regulatory pathways;
•
the FDA’s or any other applicable foreign regulatory agency’s disagreement with the interpretation of data from preclinical and clinical studies and trials;
•
our inability to demonstrate that the clinical and other benefits of avexitide, AMX0035 or any future product candidate outweigh any safety or other perceived risks;
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
•
the FDA’s or any other applicable foreign regulatory agency’s non-approval of the formulation, labeling and/or the specifications of avexitide, AMX0035 or any future product candidates;
•
the FDA’s or any other applicable foreign regulatory agency’s failure to accept the manufacturing processes or third-party manufacturers with which we contract; or
•
the potential for approval policies or regulations the FDA or any other applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

The FDA or the applicable foreign regulatory agency may also approve avexitide, AMX0035 or any future product candidates for a more limited indication and/or a narrower patient population than we originally request, and the FDA or any other applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of avexitide, AMX0035 or any future product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of avexitide, AMX0035 or any future product candidates and would materially adversely impact our business and prospects.

AMX0035 is a fixed-dose combination drug product and certain regulatory authorities may require a demonstration that each component makes a contribution to the claimed effects in addition to demonstrating that the combination is safe and effective for the intended population.

Under the FDA’s combination rule, the FDA generally will not file or approve an NDA for a fixed-dose combination product unless each component of a proposed drug product is shown to make a contribution to the claimed effects and the dosage of each component (amount, frequency, duration) is safe and effective for the intended population. For additional information on FDA’s combination rule, see the section entitled “Business—Government Regulation—Combination Rule for Fixed-Dose Combination Products” in our 2024 Annual Report.

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

We have historically concentrated our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen very limited success in product development, and have only recently further expanded upon our existing development efforts in the endocrine and metabolic field, an area in which we have limited experience in drug development.

We have focused our research and development efforts on addressing neurodegenerative diseases and have only recently further expanded upon our existing development efforts in the endocrine and metabolic field with the acquisition of avexitide. This shift in focus may result in additional costs arising from operating expenses and hiring personnel, challenges with building our expertise in the endocrine and metabolic field, or diversion of management’s attention away from AMX0035. Historically, efforts by pharmaceutical companies in the field of neurodegenerative diseases have experienced limited successes in product development. The development of neurodegenerative therapies presents unique challenges, including an imperfect understanding of the biology, the presence of the blood brain barrier that can restrict the flow of drugs to the brain, a frequent lack of translatability of preclinical study results in subsequent clinical trials and dose selection, and the product candidate having an effect that may be too small to be detected using the outcome measures selected in clinical trials or if the outcomes measured do not reach statistical significance. There are few approved therapeutic options available for patients with ALS and other neurodegenerative disorders. Our future success is highly dependent on the successful development and commercialization of avexitide, AMX0035 and any other current or future product candidates for treating neurodegenerative diseases or for treating endocrine and metabolic disorders. Developing and commercializing avexitide, AMX0035 and any other current or future product candidates for treatment of neurodegenerative diseases or for treating PBH and Congenital HI subjects us to a number of challenges, including ensuring that we have developed or acquired the requisite expertise in these areas, selected the optimal doses, execute appropriate clinical trials to test for efficacy and obtain regulatory approval from the FDA and other comparable foreign regulatory authorities.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of avexitide, AMX0035 for our indications other than ALS or any current or future product candidates is susceptible to the risk of failure inherent at any stage of development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of AEs that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any other comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. For example, our Phase 3 clinical trial of AMX0035 for the treatment of ALS failed to meet its primary and secondary endpoints. Additionally, our expenses could increase if we are required by the FDA or any other comparable foreign regulatory authority to perform clinical trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of avexitide, AMX0035 in additional indications and any current or future product candidates. It is possible that even if avexitide, AMX0035 or any other current or future product candidate has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of avexitide, AMX0035 or any other current or future product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by avexitide, AMX0035 or any other current or future product candidate, or mistakenly believe that avexitide, AMX0035 or any other current or future product candidates are toxic or not well-tolerated when that is not in fact the case.

Avexitide, AMX0035 and any current or future product candidates could fail to obtain regulatory approvals, and any of our future product candidates could fail to obtain regulatory approvals, for many reasons, including the following:

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
•
the data collected from clinical trials of avexitide, AMX0035 or any other current or future product candidates may not be sufficient to support the submission of an NDA or other submission to the FDA or other comparable foreign regulatory authority to obtain regulatory approval in the U.S. or elsewhere;
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

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market avexitide, AMX0035 or any future product candidate we develop, which would significantly harm our business, results of operations and prospects. There is no assurance that the endpoints and trial designs used for the approval of currently approved drugs for the treatment of neurodegenerative diseases will be acceptable for future approvals, including for avexitide, AMX0035 and any current or future product candidates. Similarly, there is no assurance that the endpoints and trial designs for avexitide will be acceptable for its future approval. The FDA and other comparable foreign authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any product candidate that we develop. Even if we believe the data collected from past or future clinical trials of avexitide, AMX0035 or any other current or future product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority.

The FDA reviews an NDA to determine whether the product is safe and effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. This finding can be substantiated based on two adequate and well-controlled studies, or in certain circumstances on a single, large, multicenter, adequate and well-controlled study that is very persuasive or from a single adequate and well-controlled study together with confirmatory evidence. The FDA may not agree that this standard is met. Accordingly, there can be no assurance that for avexitide, AMX0035 or any other current or future product candidates the FDA and other regulatory agencies will not require additional clinical trials beyond what we may plan to conduct.

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

In addition, regulatory authorities may subject our clinical or manufacturing operations to inspections, including routine surveillance, bioresearch monitoring and pre-approval inspections. In addition, even if we were to obtain approval, regulatory authorities may approve avexitide, AMX0035 or any other current or future product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing preclinical studies and clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for avexitide, AMX0035 or any other current or future product candidates.

We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development of avexitide, AMX0035 or any other current or future product candidates.

To obtain regulatory approval to commercialize avexitide, AMX0035 and any other current or future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that such product candidates are safe and effective in humans. Preclinical and clinical testing are expensive and can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful, which could impact our ability to obtain regulatory approvals for avexitide, AMX0035 or any other current or future product candidates.

We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize avexitide, AMX0035 or any other current or future product candidates we develop, including:

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
•
the number of subjects or patients required for clinical trials of avexitide, AMX0035 in an indication or any future product candidate may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than we anticipate;
•
our third-party contractors, including those manufacturing avexitide, AMX0035 or any other current or future product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
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
•
regulators, IRBs or other reviewing bodies may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, or the supply or quality of avexitide, AMX0035 or any other current or future product candidate or other materials necessary to conduct clinical trials of avexitide, AMX0035 or any other current or future product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and
•
the potential for approval policies or regulations of the FDA or any other applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

Regulators, IRBs of the institutions in which clinical trials are being conducted or data monitoring committees may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, we submitted an Investigational New Drug application to the FDA for AMX0114. The FDA restricted dosing to an amount that is lower than our proposed starting dose of 12.5 mg and has requested additional information, which resulted in a clinical hold. Toxicology studies showed a greater than 10X safety margin at the starting dose of 12.5 mg based on the no observed adverse effect level, or NOAEL determined by independent toxicology firms. In January 2025, we announced that the clinical hold had been lifted, however there can be no assurance that future clinical holds relating to any of our current or future product candidates will not be imposed.

Negative or inconclusive impressions of the results from earlier clinical trials of avexitide performed by Eiger or any other clinical trial or preclinical studies in animals that we or Eiger, with respect to avexitide, have conducted, or the results from our earlier clinical trials of AMX0035 for the treatment of ALS or AD, could mandate repeated or additional preclinical studies or clinical trials and could delay marketing approvals or result in changes to or delays in preclinical studies or clinical trials of AMX0035 in other indications. We do not know whether any clinical trials that we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market avexitide, AMX0035 for our intended indications or any future product candidate.

Our failure to successfully initiate and complete clinical trials of avexitide, AMX0035 for Wolfram syndrome, PSP, or potential additional indications and to demonstrate the efficacy and safety of avexitide and AMX0035, including each component thereof, necessary to obtain regulatory approval to market avexitide and AMX0035, would significantly harm our business and ability to continue developing and marketing avexitide and AMX0035 for any indications. Our product candidate development costs will also increase if we experience delays in testing or obtaining and maintaining regulatory approvals and we may be required to obtain additional funds to complete clinical trials. We cannot assure you that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure our trials after they have begun. Significant clinical trial delays or the need for additional data from our clinical trials also could shorten any periods during which we may have the exclusive right to commercialize avexitide, AMX0035 or any other current or future product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize such product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of avexitide, AMX0035 or any future product candidate.

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

If we experience delays in obtaining approval or if we fail to maintain or obtain approval of avexitide, AMX0035 or of any product candidates we may develop, the commercial prospects for those product candidates, including for avexitide or AMX0035, may be harmed, and our ability to generate revenues will be materially impaired.

The results of early-stage clinical trials and preclinical studies may not be predictive of future results. Initial or preliminary data in our clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial data in clinical trials may not be indicative of results obtained when such trials are completed. There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of avexitide, AMX0035 or any other current or future product candidates. For example, the clinical results seen in the CENTAUR trial were different than the results seen in our global Phase 3 PHOENIX clinical trial. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

Additionally, we have in the past utilized and may in the future utilize an “open-label” clinical trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with avexitide, AMX0035 or any future product candidates when studied in a controlled environment with a placebo or active control.

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

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for avexitide, AMX0035 or any other current or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable foreign regulatory authorities. Additionally, certain clinical trials for avexitide, AMX0035 and any other current or future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants. For example, the number of patients suffering from Wolfram syndrome and PBH, is small and, in some cases, has not been established with precision. If the actual number of patients with these diseases is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of avexitide, AMX0035 or any other current or future product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Neurodegenerative diseases have particular challenges, including significant mobility issues, morbidities and other complications that have historically made retention in clinical trials more challenging. In the past, we have had discontinuations in our clinical trials, including in our CENTAUR trial and our PHOENIX trial, and their open label extensions. Discontinuations may occur in current or future trials and could result in delays of completion of our clinical trials and affect our ability to enroll additional patients in our clinical trials and impact the integrity of data from our clinical trials.

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

Any negative results we may report in clinical trials of avexitide, AMX0035 or any future product candidate may also make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. For example, the PHOENIX trial did not meet its primary or secondary endpoints, which may discourage patients from participating in clinical trials of AMX0035 in other indications. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop AMX0035 in Wolfram syndrome, PSP and additional indications, avexitide and any other current or future product candidates, or could render further development impossible. Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, whether as a result of public health epidemics and related illness, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development activities, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause avexitide, AMX0035 or any other current or future product candidates to perform differently and affect the results of ongoing clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. For example, in seeking approval of AMX0035 in Europe, we submitted data supporting a different formulation of AMX0035 from the formulation evaluated in the CENTAUR trial. Changes to commercial formulations from those studied clinically could lead regulatory authorities to delay the approval of our marketing applications until we can demonstrate through additional clinical data that there is comparability in the bioavailability of the two different formulations or may require us to revert to the prior formulation evaluated clinically. Should we have to conduct comparability testing to bridge earlier clinical data obtained from product candidates produced under earlier manufacturing methods or formulations with the planned commercial formulation, regulatory authorities may disagree on the interpretation of results from this testing. This could delay completion of clinical trials, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of avexitide, AMX0035 or any other current or future product candidates and jeopardize our ability to commence sales and generate revenue.

Our product candidates require specific shipping, storage, handling and administration, which in some cases, may require cold-chain logistics and subject our product candidates to risk of loss or damage if failures occur.

Our product candidates are sensitive to temperature, storage and handling conditions. They must be stored at very low temperatures in specialized freezers or specialized shipping containers until immediately prior to use. The handling and administration of the product, if approved, may need to be performed according to specific instructions and in some steps within specific time periods. Failure to correctly handle our product could negatively impact the efficacy and or safety of our product, or cause a loss of product. In addition, if approved, our products may need to be frozen using specialized equipment and maintained following specific procedures in order to be stored without damage in a cost-efficient manner and without degradation. We will need to scale-up a cost-effective and reliable cold-chain distribution and logistics network, which we may be unable to accomplish. Failure to effectively scale-up our cold-chain supply logistics, by us or third parties, could in the future lead to additional manufacturing costs and delays in our ability to supply required quantities for commercial supply. For these and other reasons, we may not be able to manufacture our current or future product candidates at commercial scale or in a cost-effective manner. Even if we are able to manufacture and distribute the product candidates, if our products require specific procedures to maintain and use them, we may be limited in commercial opportunity.

Avexitide, AMX0035 or any future product candidate may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.

Undesirable side effects caused by avexitide, AMX0035 or any future product candidate, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our preclinical studies or clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In clinical trials to date of avexitide, avexitide was generally well-tolerated. The most common AEs were injection site bruising, headache, and nausea; these occurred more often with placebo than either avexitide dose. However, there can be no guarantee that we would observe a similar tolerability profile of avexitide in future clinical trials or for other indications.

In clinical trials of AMX0035 to date, AMX0035 has been generally well-tolerated, with most common treatment-emergent AEs including diarrhea, abdominal pain, nausea, upper respiratory infection, constipation, headache, fatigue, proteinuria, and decreased appetite. In addition, it has been reported that patients experience a bad taste when taking AMX0035. In animal studies, administration of AMX0035 to rats throughout pregnancy and lactation resulted in increased offspring mortality at all doses tested, which were less than or similar to the clinical doses tested in our clinical trials. However, there can be no guarantee that we would observe a similar tolerability profile of AMX0035 in future clinical trials or for other indications.

Many compounds that initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound. If unacceptable or severe side effects arise in the development of avexitide, AMX0035 or any other current or future product candidates, we, the FDA or comparable foreign regulatory authorities, the IRBs, or independent ethics committees at the institutions in which our trials are conducted, or the independent safety monitoring committee could suspend or terminate our clinical trials or regulatory authorities could order us to cease clinical trials or deny approval of avexitide, AMX0035 or any other current or future product candidates for any or all targeted indications. Treatment-emergent side effects that are deemed to be drug-related could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Undesirable side effects in one of our clinical trials for AMX0035 in one indication or avexitide could adversely affect enrollment in clinical trials, regulatory approval and commercialization of AMX0035 in other indications or avexitide. Additionally, there may be negative findings regarding components of avexitide, AMX0035 or future product candidates by other parties. Any negative findings by third parties may impact the future approvability or labeling of avexitide, AMX0035 or other product candidates we may develop. In addition, side effects may not be appropriately recognized or managed by the treating medical staff. Inadequate training in recognizing or managing the potential side effects of avexitide, AMX0035 or any future product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Finally, clinical trials of avexitide and AMX0035 are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of avexitide, AMX0035 or any other current or future product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects.

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

In addition, some patients who receive access to drugs prior to their commercial approval through compassionate use, EAPs or right to try access have life-threatening illnesses and have exhausted all other available therapies. The risk for suspected AEs in this patient population is high, which could have a negative impact on the safety profile of AMX0035 or future product candidates, which could cause significant delays or an inability to successfully commercialize AMX0035 or future product candidates, which could materially harm our business. We may in the future need to restructure or pause any future compassionate use and/or EAP we initiate in order to perform the controlled clinical trials required for regulatory approval and successful commercialization of AMX0035 or future product candidates, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs.

If we fail to develop and commercialize avexitide or AMX0035 for additional indications or fail to discover, develop or acquire and commercialize other product candidates, we may be unable to grow our business and our ability to achieve our strategic objectives would be impaired.

We are currently, and plan to continue to, develop and evaluate avexitide and evaluate AMX0035 in other indications other than ALS, to continue to develop other product candidates. We intend to evaluate internal opportunities from avexitide, AMX0035 or other potential product candidates, and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from neurodegenerative diseases and CNS or other disorders with significant unmet medical needs and limited treatment options. For example, we recently completed the acquisition of substantially all of the rights, title and interests in, to and under those assets and interests used by Eiger in the development, manufacture and commercialization of avexitide. Avexitide has been evaluated in five Phase 2 clinical studies for PBH and Congenital HI, both diseases with unmet need, and we intend to initiate a Phase 3 program in PBH.

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

We may not be successful in our efforts to expand our pipeline by identifying additional product candidates or indications and modifications for which to investigate avexitide or AMX0035 in the future. We may expend our limited resources to pursue particular product candidates or indications or formulations for avexitide or AMX0035 and fail to capitalize on such product candidates or indications or formulations of avexitide or AMX0035 that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are focused on specific indications and modifications for avexitide, AMX0035 and AMX0114. As a result, we may fail to generate additional clinical development opportunities for such candidates for a number of reasons, including, that such candidates may in certain indications, on further study, be shown to have harmful side effects, limited to no efficacy, or other characteristics that suggest it is unlikely to receive marketing approval and achieve market acceptance in such additional indications.

We plan to conduct several clinical trials for AMX0035 in parallel over the next several years, including clinical trials in patients with Wolfram syndrome, PSP and other indications, which may make our decision as to which indication to prioritize more difficult. Moreover, we intend to conduct a clinical trial of avexitide in PBH and may conduct others in other indications as well. As a result, we may forgo or delay pursuit of opportunities with other indications that we believe could have had greater commercial potential or likelihood of success. In addition, we are continuing to evaluate plans to explore the use of AMX0035 in patients with AD, and other product candidates in ALS and additional neurodegenerative diseases. However, we may focus on or pursue one or more of our target indications over other potential indications and product candidates and such development efforts may not be successful, which would cause us to delay the clinical development and approval of avexitide, AMX0035 and other product candidates. Furthermore, research activities to identify additional indications for avexitide, AMX0035 and other product candidates require substantial technical, financial, and human resources. We may not successfully develop these additional modifications for chemistry-related, stability-related, or other reasons. We have completed the IND-enabling studies of AMX0114, a potent antisense oligonucleotide targeting inhibition of Calpain-2, a key contributor to the axonal (also known as Wallerian) degeneration pathway, and began the Phase 1 multiple ascending dose, placebo-controlled trial in Canada in February 2025. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for specific indications or formulations of avexitide, AMX0035 or for AMX0114 or other product candidates may not yield any commercially viable products.

Additionally, we may pursue in-licenses or acquisitions of development-stage assets or programs, which entails additional risk to us. For example, we recently completed the acquisition of substantially all of the rights, title and interests in, to and under those assets and interests used by Eiger in the development, manufacture and commercialization of avexitide. Avexitide has been evaluated in five Phase 2 clinical studies for PBH and congenital HI, both diseases with unmet need, and we initiated a Phase 3 program in PBH in February 2025. Identifying, selecting and acquiring promising product candidates requires substantial technical, financial, and human resources expertise and, once acquired, requires us to devote substantial resources. Efforts to do so may not result in the actual acquisition or license of a particular product candidate, and, if acquired, may results in extensive diligence and preparation efforts, each of which may potentially result in a diversion of our management’s time and the expenditure of our resources with no resulting benefit.

For example, if we are unable to identify programs that ultimately result in approved products, we may spend material amounts of our capital and other resources evaluating, acquiring and developing products that ultimately do not provide a return on our investment.

Competitive products may reduce or eliminate the commercial opportunity for AMX0035 for our intended indications or avexitide. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies or product candidates are more effective or safer than ours, our ability to develop and successfully commercialize avexitide or AMX0035 may be adversely affected.

The clinical and commercial landscape for the treatment of the diseases we are focused on is highly competitive and subject to rapid and significant technological change. We will face competition with respect to any future indications of avexitide, AMX0035 or other candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are also a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drug candidates for the treatment of the indications that we are pursuing. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Many of our competitors have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for therapies and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render avexitide, AMX0035 or any future product candidates obsolete or non-competitive before we can recover development and commercialization expenses. If avexitide or AMX0035 is approved for the indications we are currently pursuing, it could compete with a range of therapeutic treatments that are in development. In addition, our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective or less costly than avexitide, AMX0035 or any future product candidates that we may develop, which could render such product candidates obsolete and noncompetitive.

Following any approval for avexitide, AMX0035 or any other future product candidate, we may face competition based on many different factors, including the efficacy, safety and tolerability of our products, the ease with which our products can be administered, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Existing and future competing products could present superior treatment alternatives, including being more effective, safer, less expensive or marketed and sold more effectively than any products we commercialize. Competitive products may make any products we commercialize obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

In addition, our competitors may obtain patent protection, regulatory exclusivities or regulatory approval and commercialize products more rapidly than we do, which may impact future approvals or sales of any of our product candidates that receive regulatory approval. Following approval by the FDA or other foreign regulatory bodies for the commercial sale of avexitide, AMX0035 or any future product candidates, we will also be competing with respect to marketing capabilities and manufacturing efficiency. We expect competition among products will be based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capabilities, product price, reimbursement coverage by government and private third-party payors, regulatory exclusivities and patent position. Our profitability and financial position will suffer if our product candidates receive regulatory approval, but cannot compete effectively in the marketplace.

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

Obtaining and maintaining regulatory approval of avexitide, AMX0035 or any future product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of those product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of avexitide, AMX0035 and any future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S. and other jurisdictions, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., including Canada, and certain jurisdictions in the EU, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Regulatory authorities in jurisdictions outside of the U.S. have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions and such regulatory requirements can vary widely from country to country. Obtaining other regulatory approvals and compliance with other regulatory requirements could result in significant delays, difficulties and costs for us and could require additional preclinical studies or clinical trials, which could be costly and time-consuming and could delay or prevent the introduction of our products in certain countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have experience in obtaining regulatory approval in international markets outside of Canada. If we fail to comply with the regulatory requirements in international markets and/or obtain and maintain applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of avexitide, AMX0035 or any future product candidates will be harmed.

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

We received orphan drug status for AMX0035 for the treatment of patients with Wolfram syndrome in the U.S. in November 2020. Eiger received orphan drug status for avexitide for the treatment of hyperinsulinemic hypoglycemia (which includes PBH and Congenital HI) in the U.S. in December 2016 and for Congenital HI in Europe from the European Commission in November 2019. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the other regulatory bodies from approving another marketing authorization application for the same drug for that time period. Another drug may receive marketing approval prior to avexitide or AMX0035. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU may be reduced to six years if, at the end of the fifth year, it is demonstrated that a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. In the EU, during the ten-year period of orphan marketing exclusivity, neither the competent authorities of the EU Member States, the EMA, or the European Commission are permitted to accept applications or grant marketing authorization for similar medicinal products to the authorized orphan product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Legislation has been proposed by the European Commission that, if implemented, has the potential in some cases to shorten the ten-year period of orphan marketing exclusivity. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA and the EMA can subsequently approve another drug for the same condition before the expiration of the seven-year (or ten-year in the EU) exclusivity period if the FDA or the EMA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to AMX0035 for the treatment of Wolfram syndrome, if we receive approval for AMX0035 for a modified or different indication, our current orphan designation may not provide us with exclusivity.

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn, and other product candidates may obtain approval before us and receive orphan drug exclusivity, which could block us from entering the market.

Even if we obtain orphan drug exclusivity for avexitide or AMX0035, that exclusivity may not effectively protect us from competition because different drugs can be approved for the same condition before the expiration of the orphan drug exclusivity period. For example, even though AMX0035 is entitled to orphan drug exclusivity, that exclusivity may not prevent the approval of TURSO by the FDA or other regulatory authorities as a monotherapy treatment for Wolfram syndrome if those regulatory agencies determine that TURSO is a different drug product from AMX0035. In addition, the regulatory authorities may find that this monotherapy treatment is clinically superior to our fixed dose product and approve it even if we are granted orphan drug exclusivity. U.S. lawmakers have also recently raised the possibility that regulatory or legislative changes might need to be made to the Orphan Drug Act to foster competition. This includes the introduction of legislation that, if adopted into law, would require us to demonstrate to the FDA that avexitide or AMX0035 would be economically unviable when facing competition to maintain our exclusivity.

We may pursue orphan drug designation for avexitide or AMX0035 for the treatment of additional indications. The incidence and prevalence of the target patient populations for these indications will be based on our estimates and third-party data. If the market opportunity for these target populations is larger than we estimate, we may be unable to receive orphan drug designation. Additionally, if orphan drug designation is granted, we may be unable to maintain any benefits associated with orphan drug designation, including market exclusivity.

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

Even if the FDA grants orphan drug designation for avexitide or AMX0035 for other indications, exclusive marketing rights in the U.S. may be limited if we seek FDA marketing approval for an indication broader than the orphan designated indication. Additionally, any product candidate that initially receives orphan drug status designation, may lose such designation if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, others may obtain orphan drug status for products addressing the same diseases or conditions as products we are developing, thus limiting our ability to compete in the markets addressing such diseases or conditions for a significant period of time. As a result, our business and prospects could suffer.

We may pursue Priority Review Designation for product candidates that we may develop, but we might not receive such designations, and Priority Review Designations may not lead to a faster development or regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A Priority Review Designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. For example, we received priority review for AMX0035 for the treatment of ALS, and we may in the future request Priority Review Designation for any future product candidates, however, we cannot assume that any application for future indications of avexitide, AMX0035 or any other product candidate we may develop will meet the criteria for that designation. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a Priority Review Designation does not necessarily mean a faster development or regulatory review or approval process or necessarily confer any advantage with respect to approval compared to standard FDA review and approval. For example, the FDA originally set the PDUFA date for AMX0035 for the treatment of ALS, for June 29, 2022, and then extended the review timeline for our NDA to September 2022. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

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

Product liability lawsuits against us or any of our future collaborators could divert our resources and attention, cause us to incur substantial liabilities and limit commercialization of avexitide, AMX0035 or any other current or future product candidates.

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products. The use of avexitide, AMX0035 or any other current or future product candidates by us and any collaborators in clinical trials, and the prior sales of AMX0035 in the U.S. and Canada and continued use pursuant to the free drug program may expose us to liability claims. Product liability claims may be brought against us or our partners by participants enrolled in our clinical trials, patients, health care providers, pharmaceutical companies, our collaborators or others using, administering or selling any of our future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities or be required to limit commercialization of avexitide, AMX0035 or any other current or future product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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
•
loss of revenue;
•
diversion of management and scientific resources from our business operations; and
•
the inability to commercialize avexitide, AMX0035 or any other current or future product candidates.

Although the clinical trial process is designed to identify and assess potential side effects, clinical development does not always fully characterize the safety and efficacy profile of a new drug, and it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If avexitide, AMX0035 or any other current or future product candidates was to cause adverse side effects during clinical trials or after approval, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use avexitide, AMX0035 or any of our future product candidates. If any of our current or future product candidates are approved for commercial sale, we will be highly dependent upon consumer perceptions of us and the safety and quality of our products. We could be adversely affected if we are subject to negative publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our products or any similar products distributed by other companies.

Although we maintain product liability insurance coverage in the amount of up to $10.0 million in the aggregate, including clinical trial liability, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We may need to increase our insurance coverage as we commercialize avexitide or AMX0035 in the U.S. and other jurisdictions, if approved, or any other current or future product candidate that receives regulatory approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of avexitide, AMX0035 or any other current or future product candidates, which could harm our business, financial condition, results of operations and prospects.

Even if we, or any future collaborators, obtain and maintain regulatory approvals for avexitide, AMX0035 or any other current or future product candidate, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could impair our ability to generate revenue.

Once regulatory approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any future collaborators, must therefore comply with requirements concerning advertising and promotion for avexitide, AMX0035 or any other current or future product candidate for which we or they obtain regulatory approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we and any future collaborators will not be able to promote any products we develop for indications or uses for which they are not approved.

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

Accordingly, in any jurisdiction where we or any future collaborators, receive regulatory approval for avexitide, AMX0035 or one or more future product candidates, we, and any future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

If we, and any future collaborators, are not able to comply with post-approval regulatory requirements, we, and any future collaborators, could have the regulatory approvals for avexitide, AMX0035 or any other current or future products withdrawn by regulatory authorities and our, or any future collaborators’, ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to assist in conducting our clinical trials. If they do not perform satisfactorily, we may not be able to obtain regulatory approval or successfully commercialize avexitide, AMX0035 or any other current or future product candidates, or such approval or commercialization may be delayed, and our business could be substantially harmed.

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

Further, although our reliance on these third parties for clinical development activities limits our control over these activities, we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. Moreover, the FDA and competent authorities of the EU Member States require us to comply with Good Clinical Practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and IRBs. If we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory body may require us to perform additional clinical trials before approving avexitide or AMX0035, including for additional indications, or any other current or future product candidates, which would delay the regulatory approval process. We cannot be certain that, upon inspection, the FDA or other regulatory body will determine that any of our clinical trials comply with GCPs. For example, our clinical trial sites and investigators have in the past and may in the future engage in protocol deviations which could impact the overall interpretability of the outcomes of our clinical trials. We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, such as ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development activities. These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical activities. If these third parties, including clinical investigators, do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, clinical data necessary for regulatory approvals for avexitide, AMX0035 or any other current or future product candidates. If that occurs, we will not be able to, or may be delayed in our efforts to, successfully commercialize avexitide, AMX0035 or any other current or future product candidates. In such an event, our financial results and the commercial prospects for avexitide, AMX0035 or any other current or future product candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be delayed, impaired or foreclosed.

We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or regulatory approval of avexitide, AMX0035 or any other current or future product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

We may seek to establish additional collaborations and if we are not able to establish and maintain them on commercially reasonable terms, we may have to alter our development and future commercialization plans.

The advancement of avexitide, AMX0035, and any other current or future product candidates and development programs or activities, will require substantial additional cash to fund expenses. For some indications of avexitide, AMX0035, or other current or future product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies with respect to development and potential commercialization. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain regulatory approval for product candidates from foreign regulatory authorities, we may enter into collaborations with international biotechnology or pharmaceutical companies for the commercialization of such product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA or other comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop avexitide, AMX0035, or any other current or future product candidates or bring them to market and generate product revenue.

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

We have entered and may in the future enter into collaborations with third parties for the development and commercialization of avexitide, AMX0035 or any other current or future product candidates, and our prospects with respect to avexitide, AMX0035 and our other current or future product candidates will depend in significant part on the success of those collaborations.

We may rely on collaborations for the development and future commercialization of avexitide, AMX0035 and any other current or future product candidates. For example, we may utilize a variety of distribution, collaboration and other marketing arrangements with one or more third parties to facilitate commercialization of avexitide or AMX0035 or to identify novel drug candidates for neurodegenerative or other diseases. Our likely collaborators for any distribution, development, sales, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into such collaborations, we may have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of avexitide, AMX0035 or any other current or future product candidates. Our ability to generate revenues from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

Collaborations involving avexitide, AMX0035 and any other current or future product candidates pose a number of risks, including the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•
collaborators may not perform their obligations as expected;
•
collaborators may not pursue development and commercialization of avexitide, AMX0035 or any future product candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with avexitide, AMX0035 or any of our other current or future product candidates;
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

Our use of third parties to manufacture avexitide or AMX0035 in compliance with cGMP may increase the risk that we will not have sufficient cGMP-compliant quantities of avexitide or AMX0035 or necessary quantities of such materials on time or at an acceptable cost.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of avexitide or AMX0035, and we currently lack the resources and the capabilities to do so. As a result, we currently rely on third parties for the manufacture and supply of the active pharmaceutical ingredients, or APIs, in AMX0035 and avexitide, and for the blending and packaging of AMX0035 and avexitide in accordance with applicable law, regulations and standards. Our current strategy is to outsource all manufacturing of AMX0035 and avexitide and any other current or future product candidates to third parties.

We currently engage third-party manufacturers to provide the APIs of AMX0035 and avexitide and for the final drug product formulation of AMX0035 and avexitide that is or will be being used in our clinical trials and for expanded access and commercial supply, as applicable (currently being supplied without cost to patients who remained on RELYVRIO or ALBRIOZA after April 4, 2024), and we engage separate third parties for the blending and packaging of finished clinical materials. We must be able to demonstrate comparability of drug substance across suppliers along with stability data across suppliers. We currently rely on a single manufacturer to supply one of our APIs and a separate manufacturer to supply the other. Although we believe that there are several potential alternative manufacturers who could manufacture each of the APIs in AMX0035 and avexitide, we may incur added costs and delays in identifying and qualifying any such replacement. Moreover, the extent to which geopolitical events or global health crises may impact our ability to procure sufficient supplies for the development of AMX0035 and avexitide, and any other current or future products and product candidates will depend on whether the economic challenges caused by such events continue to impact the global economy and supply chains, among many other factors. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of avexitide, AMX0035 or any other current or future product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of AMX0035 and avexitide, and the costs of manufacturing could be prohibitive.

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

Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
the failure of the third-party manufacturer to comply with applicable regulatory requirements, including cGMPs, and reliance on third parties for manufacturing process development, regulatory compliance and quality assurance;
•
manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over avexitide, AMX0035 or any other current or future product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;
•
limitations on supply availability resulting from capacity and scheduling constraints of third parties, or as a result of economic or political developments, including the ongoing conflicts in Ukraine and Israel and global economic instability;
•
the possible breach of manufacturing agreements by third parties because of factors beyond our control;
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

In some cases, the technical skills required to manufacture avexitide, AMX0035 or any other current or future products or product candidates may be unique or proprietary to the original contract manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Furthermore, a contract manufacturer may possess or acquire technology related to the manufacture of avexitide, AMX0035 or any other current or future product candidate that such contract manufacturer owns independently. This would increase our reliance on such contract manufacturer or require us to obtain a license from such contract manufacturer in order to have another contract manufacturer manufacture avexitide, AMX0035 or any other current or future product candidates. If AMX0035 for any of our initial or potential additional indications, avexitide or any future product candidate is approved by any regulatory agency, we intend to utilize arrangements with third-party contract manufacturers for the commercial production of those products. This process is difficult and time consuming and we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under cGMPs that are capable of manufacturing avexitide, AMX0035 or any other current or future product candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay our commercialization.

Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of avexitide, AMX0035 or any other current or future product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of avexitide, AMX0035 or any other current or future product candidates. The facilities used by our contract manufacturers to manufacture avexitide, AMX0035 or any other current or future product candidates must be evaluated by the FDA and certain other foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we may not be able to secure and/or maintain regulatory approval for our product manufactured at these facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or other comparable foreign regulatory authority finds deficiencies or does not approve these facilities for the manufacture of avexitide, AMX0035 or any other current or future product candidates, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market avexitide, AMX0035 or any other current or future product candidates, if approved. Furthermore, if we are required to change contract manufacturers, we will be required to verify that the new contract manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations, which could result in further costs and delays. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop avexitide, AMX0035 or any other current or future product candidates and market our products, if approved.

The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with cGMPs. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop avexitide, AMX0035 or any future product candidates and market our products following approval.

We may need to maintain licenses for active ingredients from third parties to develop and commercialize avexitide, AMX0035 or a future product candidate, which could increase our development costs and delay our ability to commercialize such product candidate.

Should we decide to use API in any of avexitide, AMX0035 or any other current or future product candidates that are proprietary to one or more third parties, we would need to maintain licenses to those active ingredients from those third parties. If we are unable to gain or continue to access rights to these active ingredients prior to conducting preclinical toxicology studies intended to support clinical trials, we may need to develop alternate product candidates from these programs by either accessing or developing alternate active ingredients, resulting in increased development costs and delays in commercialization of these product candidates. If we are unable to gain or maintain continued access rights to the desired active ingredients on commercially reasonable terms or develop suitable alternate active ingredients, we may not be able to commercialize product candidates from these programs.

Risks Related to Commercialization of Avexitide, AMX0035 or Future Product Candidates

The markets for avexitide for PBH, and congenital HI, for AMX0035 for Wolfram syndrome, PSP and other neurodegenerative diseases, and for any other product candidates we are currently developing or may in the future develop or acquire may be smaller than we expect.

We have historically focused our research and product development on treatments of neurodegenerative diseases, and recently expanded into other diseases, many of which are rare diseases with small addressable patient populations. We base our market opportunity estimates on a variety of factors, including our estimates of the number of people who have these diseases, the potential scope of our approved product labels, the subset of people with these diseases who have the potential to benefit from treatment with avexitide, AMX0035 or any other current or future product candidates, various pricing scenarios, and our understanding of reimbursement policies for rare diseases in particular countries. These estimates are based on many assumptions and may prove incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. Estimating market opportunities can be particularly challenging for rare indications, such as the ones we currently address, as epidemiological data is often more limited than for more prevalent indications and can require additional assumptions to assess potential patient populations. If we are unable to identify patients and successfully commercialize avexitide, AMX0035 or any other current or future product candidates with attractive market opportunities, our future product revenues may be smaller than anticipated, and our business may suffer.

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

If we are unable in the future to expand our sales, marketing, manufacturing and distribution capabilities or enter into agreements with third parties to market and sell avexitide, AMX0035 or other current or future product candidates for which we obtain marketing approval, we will be unable to generate any additional product revenue.

To successfully commercialize any products that may result from our development activities or that we may acquire, we would need to continue to expand our sales, marketing, pharmacovigilance, manufacturing and distribution capabilities, either on our own or with others. RELYVRIO/ALBRIOZA, formerly sold in Canada and the U.S. for the treatment of ALS before being voluntarily withdrawn from the market, was the first product that we commercialized and built a global marketing and sales team for. The development of our own marketing and distribution effort was expensive and time-consuming and any efforts to do so in connection with our other product candidates may be expensive and time-consuming and could delay any further product launches. Moreover, we cannot be certain that we will be able to develop this capability successfully again in the future, despite our experience. We may enter into collaborations regarding any approved product candidates with other entities to utilize their established marketing and distribution capabilities, however, we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize avexitide, AMX0035 or any other current or future product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We may also face competition in our search for third parties to assist us with the sales and marketing efforts of avexitide, AMX0035 and any other current or future product candidates, if approved. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Even if any current or future product candidate of ours receives regulatory approval, it may fail to maintain the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for continued commercial success or to remain profitable.

Even if avexitide, AMX0035 for the treatment of any indication or any other current or future product candidate of ours, is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians may be reluctant to add avexitide, AMX0035 or another product to their patients’ treatment regimen, or may cease to add avexitide, AMX0035 or such product to their patients’ treatment regimen. Further, patients often acclimate to the treatment regime they are currently taking and do not want to add additional treatments unless their physicians recommend it. Further, patients may be unable to add avexitide, AMX0035 or such other product to their treatment regimen due to lack of coverage and adequate reimbursement. In addition, even if we are able to demonstrate our product candidates’ safety and efficacy to the FDA and other regulators, safety or efficacy concerns in the medical community may hinder market acceptance. Our ability to proactively educate health care professionals and patients may be limited based on the marketing restrictions in a given jurisdiction, specifically as they relate to the particular labeling approved by the applicable health authority.

Efforts to educate the medical community and third-party payors on the benefits of our current and any future product candidates may require significant resources, including management time and financial resources, and may not be successful. If avexitide, AMX0035 or any other current or future product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not remain profitable. The degree of market acceptance of avexitide, AMX0035 and any other future product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Any failure by avexitide, AMX0035 or any other current or future product candidate of ours that obtains regulatory approval to achieve market acceptance or commercial success would adversely affect our business prospects.

Avexitide, AMX0035 or any future product candidates for which we, or any future collaborators, obtain regulatory approval in the future will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. If approved, avexitide, AMX0035 and any future product candidates could be subject to post-marketing restrictions or withdrawal from the market and we, or any future collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

Avexitide, AMX0035 or any other current or future product candidates for which we, or any future collaborators, obtain regulatory approval, as well as the manufacturing processes, post-approval studies, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA and other applicable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the U.S. We and our contract manufacturers will also be subject to user fees and periodic inspection by regulatory authorities to monitor compliance with these requirements and the terms of any product approval we may obtain. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indications or uses for which the product may be marketed or to the conditions of approval, including the requirement in the U.S. to implement a Risk Evaluation and Mitigation Strategy, or REMS.

The FDA and other regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Additionally, the FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use. However, companies generally may share truthful and not misleading information that is otherwise consistent with a product’s approved labeling. If we, or any future collaborators, do not market avexitide, AMX0035 or any of our other current or future product candidates for which we, or they, receive regulatory approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing if it is alleged that we are doing so. Violation of laws and regulations relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws, including the False Claims Act and any comparable foreign laws. In the EU, the direct-to-consumer advertising of prescription-only medicinal products is prohibited. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public, if approved, and may also impose limitations on our promotional activities with health care professionals.

In addition, later discovery of previously unknown AEs or other problems with our products or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

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

If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for avexitide, AMX0035 or any future approved products withdrawn or restricted by regulatory authorities, or we may voluntarily do so, and our ability to market avexitide, AMX0035 or any future approved products, to develop avexitide or AMX0035 in the U.S. or additional jurisdictions or for additional indications, and to develop and seek approval for additional product candidates could become limited, which could adversely affect our ability to achieve or sustain profitability. As a result, the cost of compliance with post-approval regulatory requirements may have a negative effect on our operating results and financial condition.

If we fail to obtain coverage and reimbursement for avexitide, AMX0035 or any other current or future product candidates in new geographies, it could make it difficult for us to sell avexitide, AMX0035 or any other current or future product candidates profitably.

The success of avexitide, AMX0035 and any of our other current or future product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. Because avexitide, AMX0035 and any other current or future product candidates represent new approaches to the treatment of the diseases they target, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, avexitide, AMX0035 and any other current or future product candidates or for any product that we may develop. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to any current or future product candidates we may develop (e.g., for the administration of our product candidate to patients) is also important. Inadequate reimbursement for such services may lead to physician and payor resistance and adversely affect our ability to market or sell avexitide, AMX0035 or any other current or future product candidates we may develop. In addition, we may need to develop new reimbursement models, in order to realize adequate value. Payors may not be able or willing to adopt such new models and patients may be unable to afford that portion of the cost that such models may require them to bear. If we determine such new models are necessary, but we are unsuccessful in developing them, or if payors do not adopt such models, our business, financial condition, results of operations and prospects could be adversely affected. For additional information on coverage and reimbursement, see the section entitled “Business—Government Regulation—Coverage and Reimbursement” in our 2024 Annual Report.

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

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Canada, the EU and other countries has and will continue to put pressure on the pricing and usage of drug products such as avexitide, AMX0035 and any other current or future product candidates we may develop, if approved. We may also incur additional challenges when seeking reimbursement from public and private payers where avexitide, AMX0035 or any future product candidate has been approved subject to post-marketing conditions. Moreover, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or might even prevent our commercial launch of the product, possibly for lengthy periods of time. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for product candidates. Accordingly, in markets outside the U.S., the reimbursement for avexitide, AMX0035 and any other current or future product candidates we may develop may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits.

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see the section entitled “Business – Government Regulation – Current and Future U.S. Healthcare Reform Legislation” in our 2024 Annual Report.

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•
the demand for avexitide, AMX0035 or any other current or future product candidates;
•
our ability to set a price that we believe is fair for our approved products;
•
our ability to generate revenue and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

These laws and future state and federal healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for avexitide, AMX0035 or any other current or future product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. For example, the Inflation Reduction Act of 2022, or IRA, contains provisions that require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation. In addition, any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, sustain profitability or commercialize our product candidates.

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

In some countries, including Canada and certain Member States of the EU, the pricing of prescription drugs is, in part, subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. In some countries, we may be required to conduct a clinical trial or other trials that compare the cost-effectiveness of avexitide, AMX0035 or any other current or future product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval, which is time-consuming and costly. We cannot be sure that such prices and reimbursement will be acceptable to us. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of avexitide, AMX0035 or any other current or future product candidates in those countries would be negatively affected.

Our relationships with healthcare providers, physicians, patients and third-party payors may be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies conduct research, sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, see the section entitled “Business – Government Regulation - Other U.S. Healthcare Laws” in our 2024 Annual Report.

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

Our commercial success depends in large part on our ability to obtain and maintain intellectual property rights protection through patents, trademarks and trade secrets in the U.S. and other countries with respect to our proprietary product candidates, avexitide, AMX0035, AMX0114, and any future proprietary product candidates. If we do not adequately protect our intellectual property rights, competitors may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business and ability to sustain profitability. To protect our proprietary position, we have filed patent applications and may file other patent applications in the U.S. or abroad related to AMX0035, AMX0114, or any other current or future product candidates that are important to our business; we may also license or purchase patents or patent applications filed by others. With respect to protection of our intellectual property rights in avexitide, our acquisition of that product candidate from Eiger includes acquisition of all of Eiger’s owned and co-owned patents and applications directed to avexitide, as well as assuming Eiger’s licenses to patents and applications directed to avexitide and owned and co-owned by other entities. The patent application process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

If the scope of the patent protection we obtain is not sufficiently broad, we may not be able to prevent others from developing and commercializing technology and products similar or identical to ours. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending owned patent applications that mature into issued patents will include claims with a scope sufficient to protect our proprietary therapeutics or otherwise provide any competitive advantage. Other parties have developed or may develop technologies that may be related or competitive with our approach, and may have filed or may file patent applications and may have been issued or may be issued patents with claims that overlap or conflict with our patent applications, either by claiming the same compounds, formulations or methods or by claiming subject matter that could dominate our patent position. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Furthermore, patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to avexitide, AMX0035, AMX0114 or any other current or future product candidates. In the event that an alternative combination of AMX0035, or TURSO as a single drug product, is developed and approved for use in indications for which we may seek approval and falls outside the scope of our patent claims, the marketability and commercial success of AMX0035 could be materially harmed.

Even if they are unchallenged, our owned patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patents by developing similar or alternative therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapy that provides benefits similar to our product candidate but falls outside the scope of our patent protection or license rights. If the patent protection provided by the patent and patent applications we hold or pursue with respect to avexitide, AMX0035, AMX0114 or any other current or future product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidate could be negatively affected, which would harm our business.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting avexitide, AMX0035, AMX0114 or any other current or future product candidates by obtaining and defending patents. These risks and uncertainties include the following:

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
•
our competitors, many of whom have substantially greater resources and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use, and sell avexitide, AMX0035 or AMX0114;
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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our product candidates, avexitide, AMX0035 and AMX0114, as well as on successfully defending these patents against potential third-party challenges. Our ability to protect our product candidate from unauthorized making, using, selling, offering to sell or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities.

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved and have in recent years been the subject of much litigation. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property. Over the past decade, U.S. federal courts have increasingly invalidated pharmaceutical and biotechnology patents during litigation often based on changing interpretations of patent law. Further, the determination that a patent application or patent claim meets all of the requirements for patentability is a subjective determination based on the application of law and jurisprudence. The ultimate determination by the USPTO or by a court or other trier of fact in the U.S., or corresponding foreign national patent offices or courts, on whether a claim meets all requirements of patentability cannot be assured. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our owned patents or patent applications.

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
•
we may not successfully commercialize avexitide, AMX0035 or AMX0114 before our relevant patents expire;
•
we may not be the first to make the inventions covered by each of our patents and pending patent applications; or
•
we may not develop additional proprietary technologies or product candidates that are separately patentable.

In addition, to the extent that we are unable to obtain and maintain patent protection for avexitide, AMX0035, or AMX0114 or any other current or future product candidates or in the event that such patent protection expires, it may no longer be cost-effective to extend our portfolio by pursuing additional development of a product or product candidate for follow-on indications.

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

In addition, market exclusivities may be available for our product candidates and indications. If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to the invalidity or non-infringement of any patents listed for our products in the Orange Book. If an infringement suit is timely filed by the NDA or patent holder, the FDA cannot finally approve the ANDA for 30 months unless a court decision in favor of the generic manufacturer is issued earlier. Three-year exclusivity is given to a drug if it contains an active moiety that has previously been approved, and the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are determined by the FDA to be essential to the approval of the NDA. This form of data exclusivity is known as New Clinical Investigation, or NCI, exclusivity. If avexitide is approved for future uses and, if AMX0035 is approved for future uses, such as Wolfram syndrome or PSP, or if other current and future candidates, such as AMX0114, are approved with only NCI exclusivity, generic manufacturers may file their ANDAs anytime following approval of avexitide, AMX0035, or AMX0114 and seek to launch their generic products following the expiration of the three year market exclusivity period, even if we still have patent protection for our product.

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

Competition that avexitide, AMX0035, AMX0114 or any future products, if approved, may face from generic versions of such products could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those product candidates.

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

A third party or former employee or collaborator may claim an inventorship or ownership interest in one or more of our or our licensors’ patents or other proprietary or intellectual property rights. A third party could bring legal actions against us and seek monetary damages and/or enjoin clinical testing, manufacturing and marketing of the affected product or products. While we are presently unaware of any claims or assertions by third parties with respect to inventorship or ownership of our patents or other intellectual property, we cannot guarantee that a third party will not assert a claim or an interest in any of such patents or intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to avexitide, AMX0035, AMX0114, or any other current or future product candidates. Further, regardless of the outcome, if we become involved in any litigation, it could consume a substantial portion of our resources, and cause a significant diversion of effort by our technical and management personnel.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing avexitide, AMX0035, AMX0114, or any other current or future product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidate without infringing the intellectual property and other proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Third parties may have U.S. and non-U.S. issued patents and pending patent applications relating to compounds, methods of manufacturing compounds and/or methods of use for the treatment of the disease indications for which we are developing avexitide, AMX0035, AMX0114, or any other current or future product candidates. If any third-party patents or patent applications are found to cover avexitide, AMX0035, AMX0114, or any other current or future product candidates or their methods of use or manufacture, we may not be free to manufacture or market such product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates, including patent infringement lawsuits in the U.S. or abroad. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the composition, use or manufacture of avexitide, AMX0035, AMX0114, or any other current or future product candidates. While we perform periodic searches for relevant patents and patent applications with respect to our proprietary drug candidates, avexitide, AMX0035, AMX0114, we cannot guarantee that any of our patent searches or analyses including, but not limited to, the identification of relevant patents, the scope of patent claims or the expiration of relevant patents are complete or thorough, nor can we be certain that we have identified each and every patent and pending application in the U.S. and abroad that is relevant to or necessary for the commercialization of avexitide, AMX0035, AMX0114, or any other current or future product candidates in any jurisdiction. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that avexitide, AMX0035, AMX0114, or any other current or future product candidates may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based on intellectual property rights that exist now or arise in the future. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use or manufacture. The scope of protection afforded by a patent is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidate, product or method either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the U.S., proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources, and we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. If we were required to obtain a license to continue to manufacture or market the affected product, we may be required to pay substantial royalties or grant cross-licenses to our patents. We cannot, however, assure you that any such license will be available on acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights. Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Furthermore, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing avexitide, AMX0035, AMX0114, or any other current or future product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•
others may be able to make products that are competitive to avexitide, AMX0035, for example a TURSO monotherapy, AMX0114 or any of our future product candidates but that are not covered by the claims of the patents that we own;
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

We consider proprietary trade secrets or confidential know-how and unpatented know-how to be important to our business. We may rely on trade secrets or confidential know-how to protect our technology, especially where patent protection is believed by us to be of limited value. We rely on third parties for research and development work, and expect to rely on third parties for future manufacturing of our proprietary product candidate, avexitide, AMX0035, AMX0114, and any other current or future product candidates. We also expect to collaborate with third parties on the development of avexitide,

AMX0035, AMX0114, and any other current or future product candidates. As a result of the aforementioned collaborations, we must, at times, share trade secrets with our collaborators.

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

We implemented a restructuring plan, or the Restructuring Plan, designed to focus our resources on key clinical and preclinical programs in April 2024. The Restructuring Plan reduced our workforce by approximately 70% and decreased external financial commitments outside of our priority areas.

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

We are continuously evaluating and pursuing strategic transactions, and may pursue strategic transactions in the future that are aligned with our mission to improve our underlying business performance.

We anticipate completing acquisitions and business combinations in the future, especially given the discontinuation of the marketing authorizations for RELYVRIO/ALBRIOZA for ALS and its withdrawal from the commercial market in the U.S. and Canada. For example, in July 2024, we completed the acquisition of substantially all of the rights, title and interests in, to and under those assets and interests used by Eiger in the development, manufacture and commercialization of avexitide. Our ability to complete future acquisitions and business combinations will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions; our ability to compete effectively for acquisition candidates; and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition or business combination could impair our business, reputation, operating results and financial condition. The benefits of an acquisition or business combination may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions or business combinations will, in fact, produce any benefits. For example, we may not receive the anticipated benefits of the acquisition of avexitide for some time. Acquisitions and business combinations may involve a number of risks, the occurrence of which could adversely affect our business, reputation, operating results and financial condition, including:

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts, including the ongoing war between Russia and Ukraine, the Israel-Hamas conflict and conflict in the Middle East, a new U.S. presidential administration and accompanying regulatory activities and economic policies, events related thereto, such as changes to candidates or political unrest or otherwise, and high inflation and interest rates, any of which could have a material adverse effect on our business, financial condition and results of operations.

U.S. and global markets have recently been experiencing volatility and disruption caused by economic uncertainty, including as a result of the ongoing Russia-Ukraine war and the effects of sanctions imposed on Russia as a result of the conflict, as well as the Israel-Hamas conflict and conflict in the Middle East. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which contributed to record inflation globally. In addition, global markets may experience additional disruptions as a result of the current Israel-Hamas conflict and the conflict in the Middle East. We are continuing to monitor inflation, the situations in Ukraine and Israel and global capital markets and assessing their potential impact on our business, including the impact on the supply chains we rely on for the manufacture of avexitide, AMX0035 or any other current or future product candidates.

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

Inadequate funding for the FDA, the SEC, the NIH and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025 and the current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products and NIH’s ability to conduct and partner with industry on important research can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, layoffs, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, including executive and congressional priorities, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, the current U.S. administration has proposed substantial reductions in force at various government agencies that, if applied in a material way, could significantly reduce the FDA’s and other agencies’ capacities to perform their functions in a manner consistent with past practices. If a prolonged government shutdown occurs or if the FDA, NIH or SEC experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA to issues licenses needed for conduct of our clinical trials, the NIH to conduct research or provide grants, and the abilities of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business and our timelines. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

Since the start of the Trump administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by other entities and may have commitments under consulting or advisory contracts with those entities that may limit their availability to us. If we are unable to continue to attract and retain highly qualified personnel, our ability to develop avexitide, AMX0035 or any other current or future product candidates will be limited.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, from January 7, 2022, the first day that our stock traded on the Nasdaq Global Select Market, through December 31, 2024, our stock has traded within a range of a high price of $41.93 and a low price of $1.58 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

•
the commencement, enrollment or results of our ongoing and future preclinical studies and clinical trials, or any future preclinical studies or clinical trials, we may conduct of avexitide, AMX0035 and any other current or future product candidates, or changes in the development status of our current and any future product candidates;
•
any additional regulatory submissions for avexitide, AMX0035 or any other current or future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such submissions, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•
adverse results or delays in our preclinical studies and clinical trials;
•
our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
•
adverse regulatory decisions, including failure to receive regulatory approvals for avexitide, AMX0035 and any other current or future product candidates;
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
•
our failure to successfully commercialize avexitide, AMX0035 and any other current or future product candidates;
•
additions or departures of key scientific or management personnel;
•
unanticipated serious safety concerns related to the use of avexitide, AMX0035 and any other current or future product candidates;
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
•
general political, geographical, and economic conditions, including the impact of global health crises such as the COVID-19 pandemic, historically high inflation, elevated interest rates, the ongoing wars in Ukraine and Israel and a new U.S. presidential administration and accompanying regulatory activities and economic policies; and
•
other events or factors, many of which are beyond our control.

In addition, the stock market in general, and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Unfavorable macroeconomic conditions or market volatility resulting from national or global economic conditions, including those affecting the financial services industry, could adversely affect our business, financial condition or results of operations.

Adverse macroeconomic conditions or market volatility resulting from national or global economic developments, political unrest, high inflation, elevated interest rates, changes in international trade relationships and military conflicts, such as the ongoing conflict between Russia and Ukraine, potential for significant changes in U.S. policies or regulatory environment or other factors, could materially and adversely affect our business operations. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. In addition, any deterioration in the macro-economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. A severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all.

Further, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. Government spending levels are difficult to predict beyond the near term due to numerous factors, including the external threat environment, future government priorities and the state of government finances. Significant changes in government spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition or liquidity.

Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We are a smaller reporting company and an accelerated filer, rather than a large accelerated filer, due to our status at June 30, 2024. We cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

As of June 30, 2023, the market value of our common stock that was held by non-affiliates exceeded $700 million, and therefore, effective as of January 1, 2024, we became a large accelerated filer. We also lost our status as an emerging growth company or smaller reporting company and were not able to avail ourselves of the reduced disclosure requirements available to smaller reporting companies. However, based on the market value of our common stock that was held by non-affiliates as of June 30, 2024, we became an accelerated filer, rather than a large accelerated filer, and we regained smaller reporting company status effective as of December 31, 2024 and have been able to avail ourselves of the reduced disclosure requirements. As a smaller reporting company, we are permitted and will rely on reduced disclosure requirements that are applicable to other public companies that are smaller reporting companies. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide supplemental financial information or risk factors. Despite status effectiveness at December 31, 2024, due to requalification we have been able to rely on these reduced requirements since June 30, 2024. We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

A significant portion of our total outstanding shares may be sold into the market, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 28, 2025, we had outstanding 88,602,468 shares of common stock, which may be resold in the public market immediately without restriction, unless held by our affiliates. In connection with our January 2025 Offering, we and our officers and directors agreed with the underwriter, subject to certain exceptions, not to dispose of or hedge any of common stock or securities convertible into or exchangeable for shares of our common stock during the 60-day period after the date of the prospectus supplement, except with the prior written consent of the underwriter. Such agreements will expire on March 11, 2025.

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

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts if we are able to obtain marketing approval of any of avexitide, AMX0035 or any other current or future product candidates, research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock, including shares of common stock sold in our public offerings.

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

Cyber-attacks, data breaches, or other failures in our telecommunications or IT systems, or those of our collaborators, CROs, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption, significant disruption of our business operations, and reputational damage.

We, our collaborators, our CROs, third-party logistics providers, distributors and other contractors and consultants utilize IT systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, ransomware, computer malware, viruses, denial-of-service, social engineering, spamming or other means, insider threats, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have generally been increasing in frequency and sophistication. Cyber-attacks also could include phishing attempts or e-mail fraud to, for example, cause payments or information to be transmitted to an unintended recipient. Like other companies in our industry, we and some of our third-party collaborators have in the past and may in the future experience cyber security attacks. These threats pose a risk to the security of our, our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems or to which they have access. Any cyber-attack, data breach, security incident or destruction, misuse, or loss of data could require us to notify impacted stakeholders (including affected individuals, regulators, and investors), result in a violation of applicable U.S. and international privacy, data protection and other laws, and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the U.S. and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our cybersecurity insurance, general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that maybe imposed and could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed, ongoing or future clinical trials for avexitide, AMX0035 or any of our future product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches or incidents and may incur reputational harm and significant additional expense, including to implement further data protection or remedial measures, from fines and penalties or other liability, and from loss of existing and future business. Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2024, we had U.S. federal net operating loss, or NOL, carryforwards of $262.7 million that carry forward indefinitely. The amount of annual utilization of these NOL carryforwards may be limited based on provisions of the Tax Cuts and Jobs Act of 2017, or TCJA. As of December 31, 2024, we also had U.S. federal research and development tax credit carryforwards of $13.4 million and we have additionally recorded deferred tax assets for U.S. state NOL and research and development tax credit carryforwards of $11.2 million. These U.S. federal research and development tax credit and U.S. state carryforwards could begin to expire if unused in 2042 and 2035, respectively. Utilization of all NOL and research and development tax credit carryforwards is conditioned upon us generating U.S. federal and state taxable income.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize that cybersecurity threats have been increasing in number and severity in the general marketplace and in our industry. In an effort to address the threat landscape, we maintain a cybersecurity risk management strategy that is designed to identify, assess, manage, and address cybersecurity threats that may have a material impact on our business. Our cybersecurity risk management strategy includes various policies and components, including cybersecurity assessments, an incident response plan, evaluation of the security practices of our key vendors, and cybersecurity awareness training for our staff.

We engage a third-party to conduct a cybersecurity risk assessment on an annual basis, which is informed by the National Institute of Standards and Technology, or NIST Cybersecurity Framework. We have established a process for our IT security team to track and quantify known IT security risks and our remediation efforts through a cybersecurity risk register. The IT security team meets periodically to review and update the cybersecurity risk register based on feedback across the organization and the findings contained in our NIST-informed annual cybersecurity risk assessment. The IT security team reports on findings on at least an annual basis to the executive leadership team and the board of directors.

We have established a process to review and assess vendors’ security posture and practices prior to their onboarding. Vendors that access, store or process our data are required to respond to a cybersecurity questionnaire and provide applicable security audit reports and certifications. Our process also includes contractual requirements to maintain data protection safeguards for vendors that process data on our behalf.

We maintain a security awareness training program for employees, which is provided through digital microlearning assignments. We also provide additional mandatory trainings, including phishing training, throughout the year.

We maintain a Written Information Security Program, or WISP, that defines our organization’s cybersecurity policies and procedures. This covers all aspects of cybersecurity, including but not limited to risk management, third party security assessments, security awareness training, acceptable use, endpoint security, patch management, log management, backup and recovery.

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

Governance of Cybersecurity Risks

Our board of directors is responsible for the general oversight of cybersecurity risks and is informed of key updates to our cybersecurity processes by relevant members of our executive leadership team on at least an annual basis.

Our executive leadership team meets with our Head of Global Information Technology, along with other members of our IT security team as needed, to discuss cybersecurity matters, such as the emerging cybersecurity threat landscape, significant developments to our cybersecurity processes, and our cybersecurity risk assessments. Senior management is thus kept abreast of the cybersecurity posture and potential risks facing our company. Our cybersecurity incident response process is designed to proactively triage, contain, investigate, mitigate and correct all incidents at the direction of the Head of Global Information Technology. Critical incidents are assessed for materiality, and escalated to the executive leadership team for awareness, direction and approval as needed. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board of Directors, as needed, to provide oversight and guidance on critical cybersecurity issues.

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

The Head of Global ISGA maintains a Certified Information Systems Security Professionals, or CISSP, certification and has more than two decades of IT security management experience. The IT security team is supported by external vendors that provide managed services for network support, security operations and other IT areas as needed. Our IT security team also meets regularly with our Global Privacy Committee, which oversees our Enterprise Data Protection Program, to coordinate on cybersecurity initiatives and strategy related to protection of personal data.

Item 2. Properties.

Details of our principal properties as of December 31, 2024, are provided below:

Property Description	Location	Square Footage	Property Interest	Initial Lease Term End Date
Office space	Cambridge, Massachusetts	8,850	Leased	October 2026
Office space	Cambridge, Massachusetts	24,400	Leased	July 2025
Office space	Cambridge, Massachusetts	15,267	Leased	December 2030

We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

Item 3. Legal Proceedings.

On February 9, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former officers (Shih v. Amylyx Pharmaceuticals, Inc., et al., Case Number 1:24-CV-00988, or the Shih Complaint). Plaintiff filed an amended complaint on June 24, 2024. The Shih Complaint asserts a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and a claim under Section 20(a) against certain current and former officers as alleged controlling persons. The Shih Complaint alleges that defendants made materially false and misleading statements related to the commercial results and prospects for RELYVRIO. The Shih Complaint seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the court deems appropriate.

On August 12, 2024, the case was transferred from the U.S. District Court for the Southern District of New York to the U.S. District Court for the District of Massachusetts, or the Court, and assigned docket number 1:24-CV-12068. Following the transfer, on September 6, 2024, defendants moved to dismiss the Shih Complaint. Plaintiff filed his opposition to defendants’ motion to dismiss on October 21, 2024 and defendants filed their reply brief in further support of their motion to dismiss on November 20, 2024.

In addition to the Shih Complaint, on October 2, 2024, a derivative complaint was filed in the U.S. District Court for the District of Massachusetts against certain current and former director and officer defendants, or the Individual Defendants, naming us as a nominal defendant (Jones v. Cohen, et al., 1:24-CV-12527, or the Derivative Complaint). The substantive allegations mirror those of the Shih Complaint but also include claims for alleged violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, insider trading, and unjust enrichment against the Individual Defendants. The Derivative Complaint seeks unspecified damages to be awarded to the Company along with interest, restitution, unspecified corporate governance and internal procedural reforms and improvements, and plaintiff's attorneys' fees and costs. On October 31, 2024, the Court entered an order staying the action until the earlier of the dismissal of the Shih Complaint with prejudice, including the exhaustion of all appeals, or defendants file an answer to the Shih Complaint.

We intend to defend against the Shih Complaint and Derivative Complaint vigorously. At this time, an estimate of the impact, if any, of the claims made in the Shih Complaint and Derivative Complaint cannot be made.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on The Nasdaq Global Select Market on January 7, 2022, under the symbol “AMLX.” Prior to that time, there was no public market for our common stock.

Holders of Record

As of February 28, 2025, we had approximately 17 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Securities

During the year ended December 31, 2024, we did not issue or sell any unregistered securities.

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

Overview

We are a clinical-stage pharmaceutical company with a mission to develop novel therapies for communities with high unmet medical needs. We have preclinical and clinical development programs underway in neurodegenerative diseases and endocrine conditions. We are advancing a pipeline in which we have matched investigational therapies with diseases where they can make the greatest impact, based on well-defined mechanistic rationale, clear clinical outcomes and biomarkers, and rigorous preclinical data, agnostic of modality. We are currently developing three investigational therapies for potential impact across several diseases: avexitide in PBH and congenital HI, AMX0035 in Wolfram syndrome and PSP, and AMX0114 in ALS.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $176.5 million. In January 2025, we received net proceeds of $65.5 million from the January 2025 Offering. We believe our existing cash, cash equivalents and marketable securities as of December 31, 2024, along with the proceeds from the January 2025 Offering, will be sufficient to meet our anticipated operating and capital expenditure requirements through 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.

Components of Our Results of Operations

Product Revenue, Net

Product revenue, net recognized during the years ended December 31, 2024 and 2023 relates to units of ALBRIOZA and RELYVRIO sold in Canada and the U.S., respectively. In April 2024, we announced we had started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ (sodium phenylbutyrate and taurursodiol [also known as ursodoxicoltaurine]; also known as AMX0035) for the treatment of ALS and remove the product from the market in the U.S. and Canada, or the “RELYVRIO®/ALBRIOZA™ Discontinuation. This decision was informed by topline results from the global Phase 3 PHOENIX trial, which failed to meet its prespecified primary and secondary endpoints, engagement with regulatory authorities, and discussions with the ALS community. As a result, we do not expect to generate revenue from the sale of RELYVRIO®/ALBRIOZA™ in future periods.

As of April 4, 2024, RELYVRIO/ALBRIOZA was no longer available for new patients. Patients who were currently on therapy in the U.S. and Canada who, in consultation with their physician, wished to stay on treatment had the option to be transitioned to a free drug program. Patients and their physicians were informed that final shipments of free drug were made to allow treatment through early 2025. The NDA is now on the Discontinued Drug Product List of the Orange Book and we have filed a formal request to withdraw the NDA. We have completed the collection of data on survival and we will continue to share any learnings from PHOENIX to help inform future ALS research. We wound down the Open Label Extension as planned.

Operating Expenses

Cost of Sales

Cost of sales consists primarily of costs associated with the manufacturing of RELYVRIO, ALBRIOZA and certain period costs and losses on purchase commitments with contract manufacturing organizations. Following our announcement of a process to discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ and remove the product from the market in the U.S. and Canada, we did not report product cost of sales following the discontinuation of these products.

Acquired In-process Research and Development Expenses

Acquired in-process research and development, or IPR&D, expenses relate to upfront or other payments pursuant to our business development transactions, including the Eiger Acquisition (as defined below).

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of avexitide, AMX0035, AMX0114 and other potential future product candidates. We expense research and development costs as incurred. These expenses include:

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

Certain of our indirect research and development expenses are not tracked on an indication-by-indication basis. We do not allocate employee costs and facilities, including depreciation or other indirect costs, to specific indications because these costs are deployed across multiple indications and, as such, are not separately classified. We use internal resources to oversee the research and discovery as well as to manage our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple indications and, therefore, we do not track their costs by indication.

Research and development activities are central to our business model. Product candidates such as avexitide and AMX0035 in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, such as AMX0114, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. Despite a decline in research and development expenses in 2024 compared to 2023, we expect that our research and development expenses will increase in connection with our planned clinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of avexitide, AMX0035 and any future product candidates. Our clinical development costs may vary significantly based on factors such as:

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

The successful development and commercialization of avexitide, AMX0035 and any other current or future product candidates is highly uncertain, due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

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
•
the availability of drug substance and drug product for use in production of avexitide, AMX0035 or other product candidates;
•
establishing and maintaining agreements with third-party manufacturers for clinical supply for our clinical trials;
•
our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;
•
our ability to protect our rights in our intellectual property portfolio;
•
obtaining and maintaining third-party insurance coverage and adequate reimbursement in the future for any approved products;
•
the acceptance of our products and product candidates, if approved, by patients, the medical community and third-party payors;
•
competition with other products; and
•
a continued acceptable safety profile of our therapies in pre-approval market access programs or in commercial access following approval.

A change in the outcome of any of these variables with respect to the development of avexitide, AMX0035 or any other current or future product candidates could have a significant impact on the cost and timing associated with the development of our product candidates. We may never succeed in obtaining or maintaining, as applicable, regulatory approval for avexitide, AMX0035 or any other current or future product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, sales, marketing, as well as administrative functions. Selling, general and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; corporate insurance costs; administrative travel expenses; sales and marketing expenses; information technology; charitable donations to independent charitable foundations; facility-related and other operating costs. In April 2024, we announced the Restructuring Plan designed to focus our resources on key clinical and preclinical programs. The restructuring included a reduction in force which reduced our workforce by approximately 70% and a decrease in external financial commitments outside our priority areas. As a result, our selling, general and administrative expenses decreased in 2024 as compared to 2023. However, we expect that general and administrative expenses will increase in future periods as we advance our clinical pipeline.

Restructuring Expenses

Restructuring expenses consists primarily of employee severance and termination benefits, contract termination costs, impairment of long-lived assets and other costs. Such costs are based on estimates of fair value in the period liabilities are incurred. We evaluate and adjust these costs as appropriate for changes in circumstances as additional information becomes available.

Income Taxes

We have historically not incurred significant income taxes. We continue to maintain a full valuation allowance against all of our deferred tax assets based on management’s evaluation of all available evidence, including our history of incurring significant losses from operations. As a result, we don’t expect to incur material income taxes for the foreseeable future.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Product revenue, net	$87,371	$380,786	$(293,415)	(77)%
Operating expenses:
Cost of sales	5,953	25,441	(19,488)	(77)%
Cost of sales - inventory impairment and loss on firm purchase commitments	118,680	—	118,680	*NM
Acquired in-process research and development	36,203	—	36,203	*NM
Research and development	104,084	128,187	(24,103)	(19)%
Selling, general and administrative	114,331	188,356	(74,025)	(39)%
Restructuring expenses	22,851	—	22,851	*NM
Total operating expenses	402,102	341,984	60,118	18%
(Loss) income from operations	(314,731)	38,802	(353,533)	(911)%
Other income, net:
Interest income	13,809	16,155	(2,346)	(15)%
Other expense, net	(1,214)	(660)	(554)	84%
Total other income, net	12,595	15,495	(2,900)	(19)%
(Loss) income before income taxes	(302,136)	54,297	(356,433)	(656)%
(Benefit) provision for income taxes	(393)	5,026	(5,419)	(108)%
Net (loss) income	$(301,743)	$49,271	$(351,014)	(712)%

* NM - not meaningful

Product revenue, net

Product revenue, net was $87.4 million for the year ended December 31, 2024, compared to $380.8 million for the year ended December 31, 2023. Product revenue, net was related to units of RELYVRIO and ALBRIOZA sold in the U.S. and Canada, respectively, prior to the RELYVRIO®/ALBRIOZA™ Discontinuation.

Cost of sales

Cost of sales were $124.6 million for the year ended December 31, 2024, compared to $25.4 million for the year ended December 31, 2023. Cost of sales consisted of costs to procure, manufacture and distribute our marketed products, RELYVRIO and ALBRIOZA. As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, we recorded approximately $118.7 million of charges associated with the write-down of inventory and losses on firm purchase commitments for the year ended December 31, 2024.

Acquired In-process Research and Development Expenses

On July 9, 2024, we completed the acquisition of substantially all the assets and interests in the development, manufacture and commercialization of avexitide, an investigational, first-in-class GLP-1 receptor antagonist, from Eiger, or the Seller, or the Eiger Acquisition. During the year ended December 31, 2024, we recorded a charge of approximately $36.2 million associated with the acquired in-process research and development assets of avexitide with no alternative future use.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Direct research and development expenses by program:
AMX0035 - ALS	$36,727	$60,843	$(24,116)	(40)%
AMX0035 - PSP	16,917	6,404	10,513	164%
Avexitide	2,766	—	2,766	*NM
Other programs	8,698	13,870	(5,172)	(37)%
Total direct research and development expenses by program	65,108	81,117	(16,009)	(20)%
Personnel-related research and development	38,976	47,070	(8,094)	(17)%
	$104,084	$128,187	$(24,103)	(19)%

* NM - not meaningful

Research and development expenses were $104.1 million for the year ended December 31, 2024, compared to $128.2 million for the year ended December 31, 2023. The decrease of $24.1 million was primarily due to a $24.1 million decrease in spending on AMX0035 for the treatment of ALS following topline data from the PHOENIX trial in April 2024, an $8.1 million decrease in payroll and personnel-related costs due to a decrease in the number of employees following the completion of our Restructuring Plan, and a $5.2 million decrease in other costs due to an decrease in preclinical development activities.

The decrease in research and development expenses was offset by a $10.5 million increase in spending on AMX0035 for the treatment of PSP, and a $2.8 million increase in expenses for the development of avexitide following the Eiger Acquisition. The increase in spending on AMX0035 for the treatment of PSP was primarily related to costs to support the continuation of the ORION Phase 2b/3 global clinical trial.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $114.3 million for the year ended December 31, 2024 compared to $188.4 million for the year ended December 31, 2023. The decrease was primarily due to a decrease of $39.5 million in payroll and personnel-related costs, $25.5 million in consulting and professional services, and $9.1 million in other expenses. The decrease in payroll and personnel-related costs was primarily related to a decrease in the number of employees as a result of the Restructuring Plan. The decrease in consulting and professional services was primarily due to a decrease in commercial sales and marketing activity as a result of the RELYVRIO®/ALBRIOZA™ Discontinuation. The decrease in other expenses is primarily due to a decrease in charitable contributions.

Restructuring Expenses

In April 2024, we announced a restructuring to focus our financial resources on upcoming clinical milestones. Under the restructuring, we reduced our workforce by approximately 70% and decreased external financial commitments outside of our priority areas. Restructuring expenses were approximately $22.9 million for the year ended December 31, 2024 which includes employee severance and termination benefits of approximately $21.9 million, contract termination costs, impairment of long-lived assets and other costs of $1.0 million. We completed the Restructuring Plan in 2024.

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

In January 2025, we entered into an underwriting agreement with Leerink Partners LLC, as representative of the several underwriters named therein, relating to the issuance and sale of an aggregate of 19,714,285 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase an additional 2,571,428 shares, or the January 2025 Offering. The offering price per share was $3.50. The January 2025 Offering resulted in estimated proceeds of approximately $65.5 million, net of underwriting discounts and estimated offering expenses (see Note 18 Subsequent events).

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $176.5 million and an accumulated deficit of $606.7 million. We believe our existing cash, cash equivalents and marketable securities as of December 31, 2024, along with the proceeds from the January 2025 Offering, will be sufficient to meet our anticipated operating and capital expenditure requirements through 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Since inception, we have devoted substantially all of our efforts to research and development, pre-commercialization and commercialization activities, including recruiting management and technical staff, raising capital, producing materials for preclinical studies and clinical trials, and building infrastructure to support such activities. As of December 31, 2024, we have funded our operations primarily through public offerings of our common stock, private sales of preferred stock, convertible notes, and through revenue from sales of RELYVRIO and ALBRIOZA in the U.S. and Canada, respectively between July 2022 and April 2024.

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

Capital Resources

Despite the decline in research and development and general administrative expenses in 2024 as compared to 2023, we expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities, manufacturing and clinical trials of avexitide, AMX0035 and any other current or future product candidates or acquire or in-license additional product candidates or products. We may also incur expenses related to business development activities, such as in-licensing or acquisition of product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. We expect to incur significant expenses as we:

•
continue our research and development efforts of avexitide in PBH, or any other indications, and conduct clinical trials of avexitide;
•
continue our research and development efforts of AMX0035, including our ongoing Phase 2b/3 trial of AMX0035 in PSP and our ongoing Phase 2 trial of AMX0035 for the treatment of Wolfram syndrome;
•
continue to develop AMX0114, our antisense oligonucleotide, for the treatment of people living ALS;
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
•
develop the necessary processes, controls and manufacturing data to obtain marketing approval for current or future product candidates and to support manufacturing on a commercial scale;
•
seek regulatory approvals for any current or future product candidates that successfully complete clinical trials, if any;
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

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates and programs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•
the scope, progress, results and costs of drug discovery, laboratory testing, preclinical and clinical development for avexitide, AMX0035 and any future product candidates;
•
the costs, timing and outcome of any future commercialization activities, including manufacturing, marketing, sales and distribution costs;
•
the costs, timing and outcome of regulatory review of avexitide, AMX0035 and any future product candidates;
•
our ability to establish and maintain collaborations, marketing, distribution and license agreements on favorable terms, if at all;
•
our ability to enroll clinical trials in a timely manner and to quickly resolve any delays or clinical holds that may be imposed on our development activities;
•
timing delays with respect to preclinical and clinical development of avexitide, AMX0035 and any future product candidates, including as result of any future outbreak of any highly infectious or contagious diseases;
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

Cash Flows

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our sources and uses of cash for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Net cash (used in) provided by operating activities	$(167,647)	$11,919	$(179,566)	(1,507)%
Net cash provided by investing activities	75,654	92,053	(16,399)	(18)%
Net cash provided by financing activities	348	3,543	(3,195)	(90)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(438)	160	(598)	(374)%
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	$(92,083)	$107,675	$(199,758)	(186)%

Operating Activities

During the year ended December 31, 2024, operating activities used $167.6 million of cash, primarily resulting from our net loss of $301.7 million, offset by non-cash items totaling $179.9 million including $118.7 million of inventory impairment and loss on firm purchase commitments, $33.0 million of non-cash stock-based compensation expense, $9.9 million in accretion of discounts on investments and $36.2 million of acquired IPR&D assets, which are classified as investing activities.

Changes in working capital totaled $45.8 million, primarily consisting of a $59.8 million decrease in accrued expenses, a $19.1 million decrease in accounts payable, a $9.3 million decrease in inventories and partially offset by a $39.6 million decrease in accounts receivable, net.

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

Net cash used in our operating assets and liabilities in 2023 primarily consisted of a $21.6 million increase in accrued expenses, a $15.9 million increase in accounts payable and a $1.8 million decrease in operating lease right-of-use assets. This was offset by a $73.1 million increase in inventories, a $24.7 million increase in accounts receivable, a $4.8 million increase in prepaid expenses and other current assets and a $2.0 million decrease in operating lease liabilities.

Investing Activities

During the year ended December 31, 2024, net cash provided by investing activities was $75.7 million resulting from $344.0 million of investments that matured during the period offset by $232.0 million in purchases of marketable securities and a $36.2 million cash outflow to acquire IPR&D assets related to the Eiger Acquisition.

During the year ended December 31, 2023, net cash provided by investing activities was $92.1 million resulting from $394.1 million of investments matured during the period offset by $300.8 million in purchases of marketable securities and $1.2 million in purchases of property and equipment.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $0.3 million. This amount consisted of $2.1 million of proceeds from exercises of stock options, offset by $1.8 million of withholding taxes paid on stock-based awards.

During the year ended December 31, 2023, net cash provided by financing activities was $3.5 million. This amount consisted of $7.0 million of proceeds from exercises of stock options, offset by $3.3 million of withholding taxes paid on stock-based awards and $0.1 million in payments of deferred offering costs.

Contractual Obligations and Commitments

We enter into agreements in the normal course of business with contract manufacturing organizations for raw material purchases and manufacturing services. As of December 31, 2024, the amounts committed under these agreements are not material.

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

Revenue Recognition

Prior to the RELYVRIO®/ALBRIOZA™ Discontinuation, our accounting policy for revenue recognition had a substantial impact on reported results and relied on certain estimates. Specifically, revenue was reduced by variable consideration related to certain gross-to-net, or GTN. These GTN adjustments involve significant estimates and judgment, considering historical experience, payer channel mix (e.g., Medicare or Medicaid), current contract prices under applicable programs, unbilled claims and processing time lags and inventory levels in the distribution channel. Estimates were assessed each period and adjusted as required to revise information or actual experience. To date, actual GTN activity has not differed materially from our estimates. Because of the time elapsed since the RELYVRIO®/ALBRIOZA™ Discontinuation the remaining estimates and judgments related to revenue recognition are not considered significant as of December 31, 2024.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officers and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of the Company’s Chief Executive Officers and the Company’s Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting under the 2013 “Internal Control—Integrated Framework”, issued by the

Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on such assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Amylyx Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Amylyx Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 4, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 4, 2025

Item 9B. Other Information.

(a)

None.

(b)

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, no officers or directors of the Company (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K of the Exchange Act, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in the Proposal No. 1, Corporate Governance and Executive Officers section of our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in the Executive Compensation and Director Compensation sections (excluding the information under the heading “Pay Versus Performance”) of our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the Security Ownership of Certain Beneficial Owners and Management sections of our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the Certain Relationships and Related Party Transactions and Corporate Governance sections of our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Deloitte & Touche LLP, Boston, Massachusetts, PCAOB Auditor ID: 34.

The information required by this Item 14 will be included in the Proposal No. 2 section of our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.11#*	Form of Employment Agreement, between the Registrant and Camille Bedrosian.

10.12#

Form of Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261703) filed with the Securities and Exchange Commission on December 16, 2021).

10.13†

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

10.15†

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

10.16†

Supply Agreement, dated as of October 29, 2019, by and between the Registrant and CU Chemie Uetikon GmbH (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261703) filed with the Securities and Exchange Commission on December 16, 2021).

10.17†

First Amendment, effective as of January 1, 2023, to the Supply Agreement, dated as of October 29, 2019, by and between the Registrant and CU Chemie Uetikon GmbH (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2023).

10.18†

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

19.1*	Amylyx Pharmaceuticals, Inc. Insider Trading Policy.

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

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

31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1~~+~~	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2~~+~~	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3~~+~~	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Recovery Policy.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

AMYLYX PHARMACEUTICALS, INC.

Date: March 4, 2025	By:	/s/ Joshua B. Cohen
Joshua B. Cohen
Co-Chief Executive Officer

Date: March 4, 2025	By:	/s/ Justin B. Klee
Justin B. Klee
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joshua B. Cohen	Co-Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2025
Joshua B. Cohen

/s/ Justin B. Klee	Co-Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2025
Justin B. Klee

/s/ James M. Frates	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2025
James M. Frates

/s/ George Mclean Milne Jr.	Director	March 4, 2025
George Mclean Milne Jr. Ph.D.

/s/ Paul Fonteyne	Director	March 4, 2025
Paul Fonteyne, M.S., M.B.A.

/s/ Daphne Quimi	Director	March 4, 2025
Daphne Quimi

/s/ Karen Firestone	Director	March 4, 2025
Karen Firestone

/s/ Bernhardt Zeiher	Director	March 4, 2025
Bernhardt Zeiher, MD.

Amylyx Pharmaceuticals, Inc.

REPORT of independent registered public accounting firm

To the stockholders and the Board of Directors of Amylyx Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amylyx Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 4, 2025

We have served as the Company’s auditor since 2020.

AMYLYX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$77,391	$170,201
Marketable securities	99,110	201,161
Accounts receivable, net	447	40,050
Inventories	—	38,323
Prepaid expenses and other current assets	12,484	14,931
Total current assets	189,432	464,666
Property and equipment, net	961	2,686
Restricted cash equivalents	1,446	719
Operating lease right-of-use assets	1,771	3,725
Long-term inventories	—	44,957
Other assets	24	701
Total assets	$193,634	$517,454
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,939	$22,061
Accrued expenses	23,949	57,724
Operating lease liabilities, current portion	1,518	2,257
Total current liabilities	28,406	82,042
Operating lease liabilities, net of current portion	463	1,980
Total liabilities	28,869	84,022
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 68,629,738 and 67,707,432 shares issued and outstanding as of December 31, 2024 and 2023, respectively	7	7
Additional paid-in capital	771,542	738,177
Accumulated deficit	(606,692)	(304,949)
Accumulated other comprehensive (loss) income	(92)	197
Total stockholders’ equity	164,765	433,432
Total liabilities and stockholders' equity	$193,634	$517,454

The accompanying notes are an integral part of these consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Product revenue, net	$87,371	$380,786
Operating expenses:
Cost of sales	5,953	25,441
Cost of sales - inventory impairment and loss on firm purchase commitments	118,680	—
Acquired in-process research and development	36,203	—
Research and development	104,084	128,187
Selling, general and administrative	114,331	188,356
Restructuring expenses	22,851	—
Total operating expenses	402,102	341,984
(Loss) income from operations	(314,731)	38,802
Other income, net:
Interest income	13,809	16,155
Other expense, net	(1,214)	(660)
Total other income, net	12,595	15,495
(Loss) income before income taxes	(302,136)	54,297
(Benefit) provision for income taxes	(393)	5,026
Net (loss) income	$(301,743)	$49,271

Net (loss) income per share
Basic	$(4.43)	$0.73
Diluted	$(4.43)	$0.70
Weighted-average shares used in computing net (loss) income per share
Basic	68,142,158	67,234,465
Diluted	68,142,158	69,991,340

The accompanying notes are an integral part of these consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2024	2023
Net (loss) income	$(301,743)	$49,271
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(396)	188
Net unrealized gain on marketable securities	107	95
Other comprehensive (loss) income	(289)	283
Comprehensive (loss) income	$(302,032)	$49,554

The accompanying notes are an integral part of these consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2023	66,512,011	$7	$694,906	$(86)	$(354,220)	$340,607
Issuance of common stock upon exercise of stock options	1,010,376	—	5,725	—	—	5,725
Issuance of common stock upon vesting of RSUs	185,045	—	—	—	—	—
Stock-based compensation expense	—	—	37,546	—	—	37,546
Other comprehensive income	—	—	—	283	—	283
Net income	—	—	—	—	49,271	49,271
Balance as of December 31, 2023	67,707,432	7	738,177	197	(304,949)	433,432
Issuance of common stock upon exercise of stock options	210,088	—	327	—	—	327
Issuance of common stock upon vesting of RSUs	712,218	—	—	—	—	—
Stock-based compensation expense	—	—	33,038	—	—	33,038
Other comprehensive loss	—	—	—	(289)	—	(289)
Net loss	—	—	—	—	(301,743)	(301,743)
Balance as of December 31, 2024	68,629,738	$7	$771,542	$(92)	$(606,692)	$164,765

The accompanying notes are an integral part of these consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows (used in) provided by operating activities:
Net (loss) income	$(301,743)	$49,271
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	33,038	37,161
Depreciation expense	904	1,088
Accretion of investment discounts, net	(9,856)	(9,940)
Inventory impairment and loss on firm purchase commitments	118,680	—
Property and equipment impairment	958	—
Charge for purchase of IPR&D assets	36,203	—
Changes in operating assets and liabilities:
Accounts receivable, net	39,602	(24,744)
Inventories	(9,253)	(73,129)
Prepaid expenses and other assets	4,988	(3,226)
Accounts payable	(19,102)	15,882
Accrued expenses	(59,810)	21,597
Operating lease liabilities	(2,256)	(2,041)
Net cash (used in) provided by operating activities	(167,647)	11,919
Cash flows provided by investing activities:
Purchases of property and equipment	(157)	(1,241)
Purchases of IPR&D assets, including transaction costs	(36,203)	—
Purchases of investments	(231,986)	(300,826)
Proceeds from maturities of marketable securities	344,000	394,120
Net cash provided by investing activities	75,654	92,053
Cash flows provided by financing activities:
Follow-on offering costs paid	—	(136)
Proceeds from exercise of stock options and RSUs vesting	2,132	6,994
Withholding taxes paid on stock-based awards	(1,784)	(3,315)
Net cash provided by financing activities	348	3,543
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(438)	160
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(92,083)	107,675
Cash, cash equivalents and restricted cash equivalents, beginning of year	170,920	63,245
Cash, cash equivalents and restricted cash equivalents, end of year	$78,837	$170,920
Reconciliation of cash, cash equivalents and restricted cash equivalents:
Cash and cash equivalents	$77,391	$170,201
Restricted cash equivalents	1,446	719
Total cash, cash equivalents and restricted cash equivalents:	$78,837	$170,920
Supplemental disclosure of cash flow information:
Taxes withheld on stock-based awards included in accrued expenses	$2	$23
Purchases of property and equipment included in accounts payable	$—	$20
Income taxes paid	$708	$6,389

The accompanying notes are an integral part of these consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

NOTES TO Consolidated FINANCIAL STATEMENTS

1. Nature of Business

Amylyx Pharmaceuticals, Inc., together with its wholly-owned subsidiaries, known as Amylyx or the Company, is a biotechnology company that is committed to the discovery and development of new treatment options for communities with high unmet needs, including people living with serious and fatal neurodegenerative diseases and endocrine conditions.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, the outcome of preclinical studies and clinical trials, potential difficulties with or delays in timing with respect to regulatory approval processes, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, ability to secure additional capital to fund operations, and risks associated with the economic challenges caused by economic uncertainty in various global markets caused by geopolitical instability and conflict. The Company and its contractors may experience disruptions in supply of items that are essential for its research and development activities, including, for example, raw materials and bulk drug substances that the Company imports from Europe and Canada used in the manufacturing of avexitide, AMX0035 and any additional or future product candidates.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company expects to continue to generate operating losses for the foreseeable future. In January 2025, the Company received gross proceeds of $69 million in a public offering of the Company's common stock (see Note 18 Subsequent events). The Company expects that its cash, cash equivalents, marketable securities and the proceeds from the January 2025 Offering will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance of these consolidated financial statements.

To continue its development efforts, the Company will need to obtain substantial additional funding through public or private equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements in order to fund its research and development and ongoing operating expenses. The Company may not be able to obtain financing on acceptable terms, when needed or at all, and the Company may not be able to enter into collaborations, strategic alliances or licensing arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Any collaborations, strategic alliances or licensing arrangements may require the Company to relinquish rights to certain of its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company. If the Company is unable to obtain funding, the Company could be forced to delay, limit, reduce or eliminate some or all of its research and development programs, pipeline expansion or future commercialization efforts or grant rights to develop and market product candidates, which could adversely affect its business prospects. Although management will continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations when needed or at all.

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

The Company entered into arrangements with wholesalers, specialty pharmacies and specialty distributors, or customers, to distribute ALBRIOZA, RELYVRIO, prior to voluntary discontinuation. In accordance with ASC Topic 606 - Revenue from Contracts with Customers, or Topic 606, revenue is recognized when the customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.

At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Revenue, Net

The Company sold its approved products to its customers. These customers subsequently resold our products to specialty pharmacy providers, specialty distributors, health care providers, certain medical centers or hospitals, and patients. In addition to agreements with the customers, the Company entered into arrangements with specialty pharmacies, health care providers and payors that provide for government mandated and/or privately negotiated rebates with respect to the purchase of our products. The Company’s customer identification process considered a number of factors, including contractual and legal factors, and who controls the Company’s product and bears inventory risk. The Company evaluated these factors on a customer-by-customer basis to determine the appropriate customer for revenue recognition purposes. In some cases, the Company used a third-party logistics providers to deliver the Company’s product to its customers, but the Company recognized revenue upon delivery to the customer, as it was determined that the third-party logistics provider was acting as our agent.

The Company recognizes revenue on product sales when the customer obtains control of our product, which occurs at a point in time (upon delivery). Product revenues are recorded net of applicable GTN adjustments, which are described below.

Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the years ended December 31, 2024 and 2023.

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

Provider Chargebacks and Discounts

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These GTN adjustments are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. GTN adjustments for chargebacks consist of credits that customers have not claimed, but for which we expect to issue a credit.

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

Comprehensive Income (Loss)—Comprehensive income (loss) includes net loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Comprehensive income (loss) is composed of net income (loss) and other comprehensive (loss) income. Other comprehensive (loss) income consists of unrealized gains and losses on marketable securities and foreign currency translation.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents represent funds invested in readily available checking and money market funds.

Restricted Cash Equivalents— Restricted cash equivalents consist of cash serving as collateral for a letter of credit issued for the Company’s office spaces and collateral for a corporate credit card program.

Accounts receivable, net— The Company’s accounts receivable consists of amounts due from customers related to product sales and have standard payment terms. The Company analyzes accounts that are past due for collectability and provides reserves against accounts receivable for expected credit losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. The credit losses were not material in the periods presented.

Marketable Securities—Marketable securities are composed of U.S. treasury bills and U.S. agency bonds. The Company classifies all of its marketable securities as available-for-sale. Accordingly, these investments are recorded at fair value, which is determined based on quoted market prices. Unrealized gains and losses on available-for-sale securities are included as a separate component of other accumulated comprehensive loss. The cost of marketable securities is adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion are included in interest income. Realized gains and losses are included in other expense, net. The Company evaluates marketable securities for other-than-temporary impairment at the balance sheet date. Declines in fair value, if any, determined to be other than temporary-than-temporary are also included in other income, net.

When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. There were no impairment charges on marketable securities in the periods presented.

Concentrations of Credit Risk—Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable, net. The Company maintains its cash in financial institutions that management believes have high credit quality. The Company has not experienced any losses on such accounts, and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company’s accounts receivable, net represents amounts due to the Company from customers. Amylyx performs ongoing credit evaluations of its customers and generally does not require collateral. The Company monitors its exposure and records a reserve against uncollectible amounts as necessary. Five and three customers individually accounted for approximately 89% and 81% in the aggregate of gross product revenue in 2024 and 2023, respectively. One and three customers individually accounted for approximately 100% and 81% of total accounts receivable, net as of December 31, 2024 and 2023, respectively.

Fair Value Measurements—Assets and liabilities recorded at fair value on a recurring basis on the consolidated balance sheet are categorized based upon the level of judgment associated with the inputs used to measure fair values. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The Company’s financial instruments consist of cash, cash equivalents, restricted cash, marketable securities, accounts receivable, net, accounts payable and accrued expenses. The Company’s marketable securities are carried at fair value, determined according to Level 1 and Level 2 inputs to the fair value hierarchy described above. The remaining financial instruments are stated at their respective carrying amounts, which approximate fair value due to the short-term nature of these assets and liabilities.

Inventories—The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. The Company classifies inventory as long-term when consumption or sale of the inventory is expected beyond its normal operating cycle of twelve months. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges are recorded within cost of sales.

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

Impairment of Long-Lived Assets—The Company evaluates assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed fair value.

Business Combinations and Asset Acquisitions—The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the requirements of a business. If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. In-process research and development, or IPR&D, projects with no alternative future use are recorded in R&D expense upon acquisition, and contingent consideration obligations incurred in connection with an asset acquisition are recorded when it is probable that they will occur and they can be reasonably estimated.

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

License and Collaboration Agreements —The Company analyzes license and collaboration arrangements pursuant to ASC Topic 808 - Collaborative Arrangement Guidance and Considerations, or ASC 808, to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities.

Collaboration arrangements often require upfront payments and may include additional milestone, research and development cost sharing, royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development and commercialization. Upfront payments associated with collaborative arrangements and subsequent payments made to the partner for the achievement of development milestones prior to regulatory approval are expensed to acquired IPR&D expense as incurred. Contingent consideration obligations are recorded when it is probable that they will occur and they can be reasonably estimated.

Sales and Marketing Costs—Sales and marketing expenses consist primarily of wages and benefits for sales and marketing personnel, professional and consulting fees, administrative travel expenses, and marketing and advertising costs such as marketing literature, promotional activities, conferences and seminars and branding. Sales and marketing, and advertising costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company considers advertising costs as expenses related to the promotion of the Company's commercial products. For the years ended December 31, 2024 and 2023, advertising costs were $2.7 million and $9.5 million, respectively.

Patent-Related Costs—Patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as selling, general and administrative expenses in the accompanying consolidated statements of operations.

Stock-Based Compensation Expense—Stock-based compensation is recognized in the consolidated statements of operations based on the fair value on the date of grant over the requisite service period, which is generally equal to the vesting period of the respective award. Forfeitures are accounted for as incurred. Generally, the Company issues stock awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company classifies stock-based compensation expense in the same manner in which the award recipient’s payroll costs are classified.

The fair value of each restricted common stock award is measured based on the fair value of the Company’s common stock on the grant date.

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

Contingencies—From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the Company’s consolidated balance sheets. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses.

Leases—The Company leases its offices, and may from time to time, enter into other lease agreements in conducting its business. The Company determines if an arrangement includes a lease at the inception of the agreement. For each of the Company’s lease arrangements, the Company records a right-of-use asset representing the Company’s right to use an underlying asset for the lease term and a lease liability representing the Company’s obligation to make lease payments. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the net present value of the remaining future minimum lease payments over the lease term. If the interest rate implicit in the Company’s leases is not readily determinable, in determining the weighted-average discount rate used to calculate the net present value of lease payments, the Company utilizes an estimate of its incremental borrowing rate based on market sources including interest rates for companies with similar credit quality for agreements of similar duration to discount the lease payments. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred. The Company did not have financing leases as of December 31, 2024 and 2023.

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

Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2024, we continued to maintain a full valuation allowance against all of our deferred tax assets based on management’s evaluation of all available evidence, including our history of incurring significant losses from operations.

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, or ASU 2023-09, to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for the Company beginning January 1, 2025 on a prospective basis. The impact of this ASU on the tax disclosures is not expected to be material.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new financial statement disclosures in tabular format, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update do not change or remove current expense disclosure requirements. The amendments in this update are effective for the Company's annual financial statement disclosure beginning December 31, 2027, and interim periods within the years beginning January 1, 2028. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

3. PRODUCT REVENUE, NET

To date, the Company’s only source of product revenue had been from the sales of RELYVRIO, known as ALBRIOZA in Canada. In April 2024, the Company announced it had started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ and remove the product from the market in the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial. The following table reconciles gross product revenue to net product revenue:

	Year Ended December 31,
	2024	2023
	(in thousands)
Product revenue, gross	$114,265	$431,433
GTN adjustments	(26,894)	(50,647)
Product revenue, net	$87,371	$380,786

The activity and ending reserve balance for GTN adjustments were as follows for the periods indicated:

	Chargebacks and Cash Discounts	Medicaid and Medicare Rebates	Other Rebates, Returns, Discounts and Adjustments	Total
	(in thousands)
Balance at January 1, 2022	$648	$1,992	$1,664	$4,304
Provision related to sales in the current year	17,898	10,887	22,378	51,163
Adjustments related to prior period sales	(280)	(236)	—	(516)
Credits and payments made	(15,123)	(7,697)	(12,969)	(35,789)
Balance at December 31, 2023	$3,143	$4,946	$11,073	$19,162
Provision related to sales in the current year	4,983	3,402	21,333	29,718
Adjustments related to prior period sales	(1,696)	(191)	(961)	(2,848)
Credits and payments made	(6,430)	(8,157)	(25,665)	(40,252)
Balance at December 31, 2024	$—	$—	$5,780	$5,780

Included in the ending reserve balance for GTN adjustments are chargebacks resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from the Company, rebates and estimates for product returns. Chargebacks, discounts and returns are recorded as reductions of accounts receivable, net on the condensed consolidated balance sheets to the extent there are receivable balances to reduce. If there are net balances owed to customers, they are recorded as a component of accrued expenses on the consolidated balance sheets.

4. MARKETABLE SECURITIES

The Company has classified all of its marketable securities as “available-for-sale”. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included as a separate component of other accumulated comprehensive income (loss). There were no realized gains or losses recognized in the periods presented.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific identification method. The Company includes interest and dividends on securities classified as available-for-sale in interest income. Accrued interest receivable relating to the Company's available-for-sale securities is presented within prepaid expenses and other current assets in the accompanying consolidated balance sheets, and amounted to $0.1 million and $0.5 million at December 31, 2024 and 2023, respectively.

Marketable securities, which are classified as available-for-sale, consisted of the following (in thousands):

December 31, 2024	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Values
	(in thousands)
Treasury bills	$98,939	$171	$—	$99,110
Total marketable securities	$98,939	$171	$—	$99,110

December 31, 2023	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Values
	(in thousands)
Treasury bills	$196,098	$67	$—	$196,165
U.S. agency bonds	4,999	—	(3)	4,996
Total marketable securities	$201,097	$67	$(3)	$201,161

5. INVENTORIES

Inventories consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Raw materials	$—	$53,144
Work in process	—	18,945
Finished goods	—	11,191
Total inventories	$—	$83,280

In April 2024, the Company announced it had started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ and remove the product from the market in the U.S. and Canada based on topline results from the global Phase 3 PHOENIX trial. As a result, the Company recorded approximately $92.5 million of charges associated with the write-down of inventory for the year ended December 31, 2024. For the year ended December 31, 2023, the Company recognized inventory write-downs of $3.3 million. Inventory amounts written down as a result of obsolescence or other reasons are charged to cost of sales.

6. Property and equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Furniture and fixtures	$382	$382
Computer hardware and software	1,541	3,167
Leasehold improvements	176	176
Construction in progress	221	589
Total property and equipment	2,320	4,314
Less: accumulated depreciation	(1,359)	(1,628)
Total property and equipment, net	$961	$2,686

7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Accrued external research and development	$4,353	$12,625
Accrued benefits and incentive compensation	9,992	16,790
Accrued manufacturing	500	1,652
Accrued consulting and other professional fees	1,974	6,506
Accrued returns, rebates and co-pay assistance	5,334	16,063
Accrued royalties	—	3,111
Accrued loss on future purchase commitments	1,538	—
Other accrued expenses	258	977
Total accrued expenses	$23,949	$57,724

8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$37,550	$—	$—	$37,550
Restricted cash equivalents	1,446	—	—	1,446
Treasury bills	99,110	—	—	99,110
Total financial assets	$138,106	$—	$—	$138,106

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$76,710	$—	$—	$76,710
Marketable securities:
Treasury bills	196,165	—	—	196,165
U.S. agency bonds	—	4,996	—	4,996
Total marketable securities	196,165	4,996	—	201,161
Restricted cash equivalents	719	—	—	719
Total financial assets	$273,594	$4,996	$—	$278,590

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

9. LEASES

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through October 2026.

On September 12, 2024, the Company entered into a new office lease in Cambridge, Massachusetts for office space for its headquarters facility. The lease commencement date is expected to be June 1, 2025 when the premises are expected to be available for occupancy and, therefore, as the office lease has not commenced, the related operating lease right-of-use assets and liabilities are not recorded in the Company's consolidated balance sheet as of December 31, 2024.

Components of lease expense required by ASC 842 are presented below for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Lease cost
Operating lease cost	$2,175	$2,175
Total lease cost	$2,175	$2,175

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

The Company’s leases contain renewal options that can extend the lease for additional years. Because the Company is not reasonably certain to exercise these renewal options, they are not considered in determining the lease terms, and associated potential additional payments are excluded from lease payments. The Company has existing net leases in which the non-lease components (e.g., common area maintenance) are paid separately from rent based on actual costs incurred and therefore are not included in the operating lease right-of-use assets and lease liabilities and are reflected as an expense in the period incurred. Variable lease payments during the years ended December 31, 2024 and 2023 were not material.

The following table summarizes the presentation in the Company’s consolidated balance sheet of its operating leases:

	December 31,
	2024	2023
	(in thousands)
Assets
Operating lease right-of-use assets	$1,771	$3,725

Liabilities
Operating lease right-of-use liabilities, current	$1,518	$2,257
Operating lease right-of-use liabilities, net of current portion	463	1,980
Total operating lease liabilities	$1,981	$4,237

During the years ended December 31, 2024 and 2023, the Company made cash payments for operating leases of $2.5 million and $2.4 million, respectively. Future minimum lease payments under non-cancelable leases as of December 31, 2024, were as detailed below (in thousands):

As of December 31, 2024
2025	$1,587
2026	476
2027	—
2028	—
2029	—
Total undiscounted lease payments	2,063
Less: imputed interest	(82)
Total operating lease liabilities	$1,981

As of December 31, 2024 and 2023, the weighted average remaining lease term was 1.2 years and 2 years, respectively. As of December 31, 2024 and 2023, the weighted average incremental borrowing rate used to determine the operating lease right-of-use assets was 7.4% and 7.3%, respectively.

10. aSSET aCQUISITIONS AND COLLABORATION AGREEMENTS

Eiger Asset Acquisition

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

The fair value was allocated to in-process research and development (IPR&D) assets with no alternative future use for these assets at the closing of the acquisition. As a result, the Company recorded a charge of $36.2 million related to acquired in-process research and development expense on the consolidated statements of operations in 2024.

As part of the transaction, the Company assumed certain contractual obligations from Eiger, including royalty obligations between 4% and 7% on future sales owed to certain academic institutions and individuals. The Company will recognize these royalty payments related to avexitide in the period in which the achievement of the underlying milestones becomes probable.

Gubra A/S Collaboration and License Agreement

On December 23, 2024, the Company entered into a collaboration and license agreement, or the Gubra Agreement, with Gubra pursuant to which the parties will perform research and discovery activities for the development of a potential novel long-acting GLP-1 receptor antagonist, under the oversight of a joint research committee. The collaboration provides the Company an exclusive license to develop, manufacture, commercialize and otherwise exploit any development candidate and product(s) arising in the performance of activities under the agreement.

The Company made an immaterial upfront payment in January 2025, which became due upon the effective date of the Gubra Agreement. Since the payment was made for the use of Gubra’s intellectual property and research and development services and there is no alternative use, the Company recorded the upfront payment to research and development expense on the consolidated statements of operations in 2024. Gubra is eligible to receive an additional $53.5 million upon the achievement of certain development, regulatory and commercial milestones, as well as tiered royalties on future sales from any products that result from the agreement. None of these payments are deemed probable at December 31, 2024 and have not been recognized. The Company has agreed to make quarterly payments to fund Gubra's ongoing research activities, which are not expected to be material.

11. Stock Option and Grant PlanS

Stock Incentive Plan—In January 2022, the Company’s board of directors adopted, and its stockholders approved the 2022 Stock Option and Incentive Plan, or 2022 Plan. Under the 2022 Plan, the Company may grant incentive stock options, or ISOs, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. As of December 31, 2024, there were 7,080,463 shares available for future issuance under the 2022 Plan. The options issued under the 2022 Plan expire 10 years following the date of grant. Stock options and restricted stock units typically vest over 4 years. We recognize the compensation cost of awards subject to service-based vesting conditions over the requisite service period, which is generally equal to the vesting period of the respective award.

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

Inducement Plan—In July 2023, the Company’s board of directors adopted the Amylyx Pharmaceuticals, Inc. 2023 Inducement Plan, or the Inducement Plan, to grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Company has reserved 750,000 shares of its common stock that may be issued under the Inducement Plan. As of December 31, 2024, there were 360,167 shares available for future issuance under the Inducement Plan.

Employee Stock Purchase Plan—In January 2022, the Company’s board of directors adopted the 2022 Employee Stock Purchase Plan, or ESPP, which was subsequently approved by the Company's stockholders. The ESPP initially reserves and authorizes the issuance of up to a total of 605,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2023 and each January 1 thereafter through January 1, 2032, by the least of (i) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31, (ii) 1,210,000 shares or (iii) such number of shares of common stock as determined by the ESPP administrator. The initial purchase period under the ESPP has not yet commenced. As of December 31, 2024, there were 1,947,194 shares available for future issuance under the ESPP.

The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.44%	3.77%
Expected term (in years)	6.08	6.05
Expected volatility	69.17%	70.35%
Dividend yield	0.00%	0.00%

The weighted average grant date fair value of stock options granted during the year ended December 31, 2024 and 2023 was $5.61 per share and $19.56 per share, respectively.

A summary of option activity for the year ended December 31, 2024, is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	9,823,248	$18.39	7.9	$27,639
Granted	3,072,661	$8.54
Exercised	(210,088)	$1.55
Cancelled or forfeited	(4,957,114)	$19.30
Outstanding at December 31, 2024	7,728,707	$14.34	7.5	$3,584
Exercisable at December 31, 2024	3,671,292	$15.79	6.2	$587
Unvested at December 31, 2024	4,057,415	$13.03	8.7	$2,998

The aggregate intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $1.0 million and $20.6 million, respectively.

The total fair value of stock options vested during the years ended December 31, 2024 and 2023 was $32.5 million and $31.2 million, respectively.

Restricted Stock Unit Activity

A summary of restricted stock unit activity for the year ended December 31, 2024, is as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2024	1,112,542	$24.80
Granted	2,865,128	$8.74
Vested	(712,218)	$10.88
Forfeited	(1,052,547)	$19.61
Nonvested as of December 31, 2024	2,212,905	$10.96

Stock-Based Compensation Expense—The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Year Ended December 31,
	2024	2023
	(in thousands)
Research and development expenses	$8,758	$9,843
Selling, general and administrative expenses	24,280	27,318
Total stock-based compensation	$33,038	$37,161

The following table summarizes unrecognized stock-based compensation expense as of December 31, 2024, by type of awards, and the weighted-average period over which that expense is expected to be recognized. The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	As of December 31, 2024
	Unrecognized Expense	Weighted-average Recognition Period
	(in thousands)	(in years)
Stock options	$31,627	2.14
Restricted stock units	$17,892	2.50

12. Income Taxes

The components of net (loss) income before the provision for income taxes are as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
U.S.	$(301,757)	$52,263
Non-U.S.	(379)	2,034
(Loss) income before income taxes	$(302,136)	$54,297

The (benefit) provision for income taxes is as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Current income tax provision
U.S. - Federal	$130	$1,219
U.S. - State	23	2,839
Non-U.S.	(770)	1,192
	$(617)	$5,250
Deferred income tax provision
Non-U.S.	$224	$(224)
Provision for income taxes	$(393)	$5,026

A reconciliation of the Company’s effective income tax rate to the U.S. statutory federal income tax rate of 21% for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Tax at U.S. statutory tax rate	21.0%	21.0%
State income tax benefit	4.0%	3.3%
Research and development tax credits	2.7%	(12.6)%
Executive Compensation	(0.8)%	6.2%
Uncertain Tax Positions	(0.5)%	2.1%
Valuation allowances	(24.7)%	(12.2)%
Stock Based Compensation	(1.2)%	(0.5)%
Other	(0.4)%	2.0%
Effective income tax rate	0.1%	9.3%

Deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$55,174	$14,667
State net operating loss carryforwards	7,881	8,164
Capitalized research and development costs	61,280	39,297
Inventory	—	1,090
Tax credits	16,005	8,039
Stock Based Compensation	3,396	3,792
Intangibles	7,507	—
Accruals and other	7,906	10,425
Total deferred tax assets	$159,149	$85,474
Valuation allowance	(158,542)	(83,922)
Net total deferred tax assets	$607	$1,552
Deferred tax liabilities:
Other	(607)	(1,328)
Total deferred tax liabilities	$(607)	$(1,328)
Net deferred tax assets	$—	$224

On a periodic basis the Company reassess the valuation allowance that has been established, weighing all positive and negative evidence. As of December 31, 2024, the Company maintained a full valuation against net deferred tax assets.

As of December 31, 2024 and 2023, the Company had federal NOL loss carryforwards of approximately $262.7 million and $69.8 million, respectively, and state NOL loss carryforwards of approximately $126.9 million and $124.6 million, respectively, which are available to reduce future taxable income. All U.S. federal NOL carryforwards as of December 31, 2024 carry forward indefinitely. Of the $126.9 million state NOL carryforwards, $119.9 million relate to Massachusetts and begin to expire in 2040. As of December 31, 2024 and 2023, the Company also had federal tax credits of $13.4 million and $6.8 million, respectively, and state tax credits of $3.3 million and $1.6 million, respectively. The tax credit carryforwards will expire at various dates beginning in 2035.

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

The following table reflects the roll-forward of the Company’s valuation allowance for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Valuation allowance at beginning of year	$83,922	$90,587
Increases (decreases) recorded to income tax provision	74,620	(6,665)
Valuation allowance at end of year	$158,542	$83,922

The increase in the valuation allowance recorded during the year was primarily due to the increase in net operating loss generated by the Company in 2024 and required capitalization of research and development costs.

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

	Year Ended December 31,
	2024	2023
	(in thousands)
Balance at beginning of the period	$2,209	$1,013
Increases related to tax positions taken during prior years	55	271
Increases related to tax positions taken during the current year	1,498	925
Balance at end of the period	$3,762	$2,209

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. All uncertain tax benefits, if recognized, would impact the effective tax rate if recognized, offset by changes to the Company’s valuation allowance which also would impact the effective tax rate. The Company does not expect the amount of unrecognized tax benefits to materially change over next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. The Company did not recognize any material interest or penalties related to uncertain tax positions during the years ended December 31, 2024 and 2023.

The Company files U.S. federal, foreign and state income tax returns in various jurisdictions. The status of limitations varies by jurisdiction. There are currently no federal or state audits or examinations in process.

13. EMPLOYEE BENEFIT PLANS

The Company maintains a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Plan participants are able to defer eligible compensation subject to applicable annual IRC limits. The Company made $2.8 million and $2.3 million of contributions for the years ended December 31, 2024 and 2023, respectively.

14. NET (LOSS) INCOME PER SHARE

Net (Loss) Income per Share

Basic earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the combined weighted average number of common shares and potentially dilutive shares, which include the assumed exercise of employee stock options and unvested restricted stock units. In computing diluted earnings per share, the Company utilizes the treasury stock method.

A summary of the numerator and denominators used in the computation of earnings per share follows (in thousands, except share and per share data:

	December 31,
	2024	2023
Numerator:
Net (loss) income	$(301,743)	$49,271
Denominator:
Weighted-average shares used to compute basic net (loss) income per share	68,142,158	67,234,465
Dilutive effect of employee stock options and restricted stock units	—	2,756,875
Weighted-average shares used to compute diluted net (loss) income per share	68,142,158	69,991,340
Net (loss) income per share
Basic	$(4.43)	$0.73
Diluted	$(4.43)	$0.70

All stock options and restricted stock units were excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact for the year ended December 31, 2024. The following stock options and restricted stock units outstanding at each period end have been excluded from the calculation of diluted net (loss) income per share because their inclusion would have been antidilutive:

	December 31,
	2024	2023
Options to purchase common stock	7,728,707	5,775,303
Restricted stock units	2,212,905	543,233
Total excluded common stock equivalents	9,941,612	6,318,536

15. Segments

The Company has one operating segment which is the business of researching and developing therapeutics for neurodegenerative diseases and endocrine conditions. Our operating segments are determined based on how our Co-Chief Executive Officers, Justin Klee and Joshua Cohen, who collectively serve as our chief operating decision makers ("CODM") manages our business, regularly accesses discrete financial information, and evaluates performance for operating decision-making purposes, including allocation of resources or capital to specific compounds or projects in line with the Company’s overall strategies and goals. The Company's entire business is managed by a single management team, which reports to the CODM. The accounting policies of the Company's segment are the same as those described in Note 2 Significant Accounting Policies.

The CODM assesses segment performance and decides how to allocate resources based on consolidated net (loss) income that also is reported on the consolidated statement of operations. The CODM uses net income to monitor budget and forecast versus actual results in assessing segment performance and to evaluate income generated from segment assets in deciding how to allocate resources. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. For the years ended December 31, 2024 and 2023, all of the Company's long-lived assets were held within the U.S.

The following table reconciles segment revenue and expenses to consolidated net loss (income) for the year ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Product revenue, net	$87,371	$380,786

Less[1,5]:
Cost of sales[2]	124,633	25,441
Direct research and development expenses by program:
AMX0035 - ALS	36,727	60,843
AMX0035 - PSP	16,917	6,404
Avexitide	2,766	—
Other programs	8,698	13,870
Acquired in-process research and development	36,203	—
Personnel-related research and development[3]	38,976	47,070
Selling, general and administrative	114,331	188,356
Restructuring expenses	22,851	—
(Benefit) provision for income taxes	(393)	5,026
Interest income	(13,809)	(16,155)
Other segment items[4]	1,214	660
Net (loss) income	$(301,743)	$49,271

1. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. As the Company has one reportable segment, there were no intersegment eliminations for the year ended December 31, 2024 and 2023.

2. Includes inventory impairment and loss on firm purchase commitments of $118.7 million and zero during year ended December 31, 2024 and 2023, respectively.

3. The Company does not allocate personnel and other similar costs to specific programs because these costs are deployed across multiple programs.

4. Other segment items primarily consists of net realized and unrealized losses on foreign exchange transactions

5. Depreciation and amortization expense of $0.9 million and $1.1 million during the years ended December 31, 2024 and 2023, respectively, are allocated across the significant expense captions.

16. Commitments and Contingencies

Legal Proceedings—As of December 31, 2024, the Company is not a party to any legal proceedings that are expected to have a material impact on the Company's consolidated financial statements. The Company recognizes expenses for its costs related to its legal proceedings, as incurred.

Royalty Payments—Between August 2016 and February 2019, the Company entered into grant agreements with the ALS Association, ALS Finding a Cure Foundation, Alzheimer’s Drug Discovery Foundation, Alzheimer’s Association and Cure Alzheimer’s Fund, or Grantors. Pursuant to the terms of the grant agreements, the Company has certain payment obligations that are contingent upon future events such as the achievement of commercialization or the receipt of proceeds from a revenue generating transaction resulting from the projects for which the grants are used for. The Company does not expect to incur any costs under the agreements given the discontinuation of sales of RELYVRIO®/ALBRIOZA.

As disclosed in Note 10 Asset Acquisitions and Collaboration Agreements, the Company assumed royalty obligations from Eiger related to the acquisition of avexitide and Gubra A/S related to a collaboration arrangement. As the conditions that would trigger royalty payments under the agreements have not occurred, no amounts have been recorded in the consolidated financial statements.

Purchase Commitments—The Company enters into agreements in the normal course of business with contract manufacturing organizations for raw material purchases and manufacturing services. As of December 31, 2024, the amounts committed under these agreements are not material.

Following the discontinuation of the sales of RELYVRIO®/ALBRIOZA in 2024, the Company recognized a loss on purchase commitments of $26.1 million, which was recorded to cost of sales on the condensed consolidated statement of operations.

17. Restructuring

In April 2024, the Company announced a restructuring plan designed to focus the Company’s resources on key clinical and preclinical programs, or the Restructuring Plan. The Restructuring Plan included a reduction in force which reduced the Company’s workforce by approximately 70% and decreased external financial commitments outside of its priority areas. The Company completed the Restructuring Plan in 2024.

Restructuring expenses consists primarily of employee severance and termination benefits, contract termination costs, impairment of long-lived assets and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. One-time employee severance and termination benefits are expensed at the date the entity notifies the employee of the plan. One-time termination benefits primarily include severance, continuation of health insurance coverage, and other benefits such as outplacement support services for a specified period of time.

In connection with the Restructuring Plan, the Company performed an impairment evaluation of its long-lived assets resulting in an impairment charge of $0.9 million during the year ended December 31, 2024 related to the impairment of capitalized internal-use software.

Restructuring expenses for the year ended December 31, 2024 included $21.8 million of severance and employee benefit costs and $1.0 million of other contract termination costs and impairment charges. All costs related to this restructuring activity were paid as of December 31, 2024, and the Company does not expect to incur costs in future periods for the Restructuring Plan.

18. Subsequent Events

On January 13, 2025, the Company closed an underwritten public offering of 19,714,285 shares of its common stock at a public offering price of $3.50 per share. The net proceeds from this offering were approximately $65.5 million, after deducting underwriting discounts and commissions and offering expenses.