Form 10-Q
period 2025-03-31
Amylyx Pharmaceuticals, Inc.
filed 2025-05-08
CIK 1658551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 28, 2025, the registrant had 89,141,087 shares of common stock, $0.0001 par value per share, outstanding.

AMYLYX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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
•
the timing, progress and results of our research and development activities, preclinical studies and clinical trials, including the Phase 3 clinical program for avexitide in PBH, known as the LUCIDITY trial, our Phase 2b/3 global clinical trial of AMX0035 for the treatment of PSP known as the ORION trial, our Phase 1 clinical trial of AMX0114 for the treatment of amyotrophic lateral sclerosis, or ALS, known as the LUMINA trial, as well as any other development efforts, preclinical studies and clinical trials for our current and any future product candidates;
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
•
the effect of unfavorable macroeconomic conditions or market volatility resulting from global economic conditions or geopolitical developments, including heightened and fluctuating interest rates and inflation and capital market disruptions, changes in governmental agencies, international tariffs, trade protection measures, economic sanctions and potential economic slowdowns or recessions, or similar events, on our business; and
•
other statements about future events, including those listed under the section titled “Risk Factors.”

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

Unless otherwise indicated, the terms “Amylyx,” “the Company,” “we,” “us,” and “our” refer to Amylyx Pharmaceuticals, Inc. and its consolidated subsidiaries, unless the context otherwise requires

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$59,764	$77,391
Marketable securities	144,304	99,110
Accounts receivable, net	300	447
Prepaid expenses and other current assets	11,776	12,484
Total current assets	216,144	189,432
Property and equipment, net	816	961
Restricted cash equivalents	1,449	1,446
Operating lease right-of-use assets	1,256	1,771
Other assets	11	24
Total assets	$219,676	$193,634
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,810	$2,939
Accrued expenses	12,067	23,949
Operating lease liabilities, current portion	1,055	1,518
Total current liabilities	17,932	28,406
Operating lease liabilities, net of current portion	327	463
Total liabilities	18,259	28,869
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 89,080,821 and 68,629,738 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	9	7
Additional paid-in capital	844,007	771,542
Accumulated deficit	(642,599)	(606,692)
Accumulated other comprehensive income	—	(92)
Total stockholders’ equity	201,417	164,765
Total liabilities and stockholders’ equity	$219,676	$193,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Product revenue, net	$—	$88,643
Operating expenses:
Cost of sales	—	5,945
Cost of sales - inventory impairment and loss on firm purchase commitments	—	110,461
Research and development	22,119	36,608
Selling, general and administrative	15,684	57,759
Total operating expenses	37,803	210,773
Loss from operations	(37,803)	(122,130)
Other income, net:
Interest income	2,231	4,326
Other expense, net	(335)	(747)
Total other income, net	1,896	3,579
Loss before income taxes	(35,907)	(118,551)
Provision for income taxes	—	242
Net loss	$(35,907)	$(118,793)

Net loss per share — basic and diluted	$(0.42)	$(1.75)
Weighted-average shares used in computing net loss per share — basic and diluted	85,697,108	67,854,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(35,907)	$(118,793)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	249	(158)
Net unrealized loss on available-for-sale securities	(157)	(116)
Other comprehensive income (loss)	92	(274)
Comprehensive loss	$(35,815)	$(119,067)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	68,629,738	$7	$771,542	$(92)	$(606,692)	$164,765
Issuance of common stock upon financing, net of issuance costs	19,714,285	2	65,575	—	—	65,577
Issuance of common stock upon exercise of stock options	36,310	—	57	—	—	57
Issuance of common stock upon vesting of RSUs	700,488	—	—	—	—	—
Stock-based compensation expense	—	—	6,833	—	—	6,833
Other comprehensive loss	—	—	—	92	—	92
Net loss	—	—	—	—	(35,907)	(35,907)
Balance as of March 31, 2025	89,080,821	$9	$844,007	$—	$(642,599)	$201,417

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	67,707,432	$7	$738,177	$197	$(304,949)	$433,432
Issuance of common stock upon exercise of stock options	49,618	—	147	—	—	147
Issuance of common stock upon vesting of RSUs	218,537	—	—	—	—	—
Stock-based compensation expense	—	—	9,924	—	—	9,924
Other comprehensive income	—	—	—	(274)	—	(274)
Net income	—	—	—	—	(118,793)	(118,793)
Balance as of March 31, 2024	67,975,587	$7	$748,248	$(77)	$(423,742)	$324,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows used in operating activities:
Net loss	$(35,907)	$(118,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,833	9,924
Depreciation expense	156	315
Accretion of investment discounts, net	(1,703)	(2,582)
Inventory impairment and loss on firm purchase commitments	—	110,461
Other non-cash items	—	22
Changes in operating assets and liabilities:
Accounts receivable, net	147	19,698
Inventories	—	(9,253)
Interest receivable	66	117
Prepaid expenses and other current assets	666	(2,104)
Operating lease right-of-use assets	515	473
Other assets	13	204
Accounts payable	1,871	(652)
Accrued expenses	(11,882)	(7,776)
Operating lease liabilities	(599)	(543)
Net cash used in operating activities	(39,824)	(489)
Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(11)	(67)
Purchases of investments	(103,648)	(73,114)
Proceeds from maturities of marketable securities	60,000	74,000
Net cash (used in) provided by investing activities	(43,659)	819
Cash flows provided by financing activities:
Proceeds from financing, net of issuance costs	65,577	—
Proceeds from exercise of stock options and RSUs vesting	970	1,446
Withholding taxes paid on stock-based awards	(885)	(1,315)
Net cash provided by financing activities	65,662	131
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	197	(110)
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(17,624)	351
Cash, cash equivalents and restricted cash equivalents, beginning of period	78,837	170,920
Cash, cash equivalents and restricted cash equivalents, end of period	$61,213	$171,271
Reconciliation of cash, cash equivalents and restricted cash equivalents:
Cash and cash equivalents	$59,764	$170,552
Restricted cash equivalents	1,449	719
Total cash, cash equivalents and restricted cash equivalents:	$61,213	$171,271
Supplemental disclosure of cash flow information:
Taxes withheld on stock-based awards included in accrued expenses	$30	$9
Purchases of property and equipment included in accounts payable	$—	$63
Income taxes paid	$30	$275

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance of these consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2024 and the notes thereto, which are included in the Company’s most recent Annual Report on Form 10-K. There have been no material changes to its significant accounting policies since the date of those consolidated financial statements.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements and the related interim disclosures are unaudited and have been prepared in conformity with accounting principles generally accepted in the U.S., or GAAP, and pursuant to the rules and regulations of the SEC for the interim financial information. These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by the SEC’s rules and regulations for interim reporting. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

In the opinion of the Company’s management, all normal and recurring adjustments necessary for a fair presentation have been reflected. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.

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

Product Revenue

In April 2024, the Company announced it had started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ and remove the product from the market in the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial. As a result, we do not expect to generate revenue from the sale of RELYVRIO®/ALBRIOZA™ in future periods.

New Accounting Pronouncements Not Yet Adopted

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, or ASU 2023-09, to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for the Company beginning with its 2025 annual report on a prospective basis. The impact of this ASU on the tax disclosures in the Company’s 2025 annual report is not expected to be material.

3. MARKETABLE SECURITIES

The Company has classified all of its marketable securities at March 31, 2025 as “available-for-sale”. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included as a separate component of other accumulated comprehensive loss. There were no realized gains or losses recognized during the three months ended March 31, 2025 and 2024.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific identification method. The Company includes interest and dividends on securities classified as available-for-sale in interest income. Accrued interest receivable relating to the Company’s available-for-sale securities is presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, and amounted to less than $0.1 million and $0.1 million at March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025, there were no securities in an unrealized loss position for greater than 12 months. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of March 31, 2025.

Marketable securities, which are classified as available-for-sale, consisted of the following (in thousands):

Balance at March 31, 2025:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury bills	$144,290	$23	$(9)	$144,304
Total marketable securities	$144,290	$23	$(9)	$144,304

Balance at December 31, 2024:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury bills	$98,939	$171	$—	$99,110
Total marketable securities	$98,939	$171	$—	$99,110

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued external research and development	$3,740	$4,353
Accrued benefits and incentive compensation	4,366	9,992
Accrued manufacturing	—	500
Accrued consulting and other professional fees	1,420	1,974
Accrued rebates	2,263	5,334
Accrued loss on future purchase commitments	—	1,538
Other accrued expenses	278	258
Total accrued expenses	$12,067	$23,949

5. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$23,266	$—	$—	$23,266
Restricted cash equivalents	1,449	—	—	1,449
Treasury bills	144,304	—	—	144,304
Total financial assets	$169,019	$—	$—	$169,019

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$37,550	$—	$—	$37,550
Restricted cash equivalents	1,446	—	—	1,446
Treasury bills	99,110	—	—	99,110
Total financial assets	$138,106	$—	$—	$138,106

The Company classifies its money market funds, including restricted cash equivalents, and treasury bills as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices for identical assets in active markets without any valuation adjustment.

6. Stock Option and Grant Plan

Stock Incentive Plan

General Option Information

A summary of option activity for the three months ended March 31, 2025 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	7,728,707	$14.34	7.5	$3,584
Granted	2,063,521	$3.61
Exercised	(36,310)	$1.57		$77
Cancelled or forfeited	(135,359)	$19.87
Outstanding at March 31, 2025	9,620,559	$12.01	7.9	$3,075
Options exercisable as of March 31, 2025	4,086,831	$16.07	6.3	$477
Options unvested as of March 31, 2025	5,533,728	$9.01	9.1	$2,598
Weighted average grant-date fair value of options granted during the period	$3.05

The aggregate intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was $0.1 million and $0.7 million, respectively.

The total fair value of stock options vested during the three months ended March 31, 2025 and 2024 was $6.7 million and $14.9 million, respectively.

Restricted Stock Unit Activity

A summary of restricted stock unit, or RSU, activity for the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	2,212,905	$10.96
Granted	1,720,091	$3.60
Vested	(700,488)	$10.03
Forfeited	(58,441)	$7.39
Nonvested as of March 31, 2025	3,174,067	$7.24

Performance-Based Restricted Stock Unit Activity

In 2025, the Company granted performance-based restricted stock units, or PSUs, whereby vesting depends upon the occurrence of certain milestone events, or the 2025 PSUs. When achievement of a milestone event becomes probable, compensation cost will be recognized from the grant date over the requisite service period and a cumulative catch-up adjustment will be recorded to reflect the portion of the employees' requisite service that has been provided to date. As of March 31, 2025, none of the milestone events related to the 2025 PSUs had been deemed probable of being achieved.

A summary of PSU activity for the three months ended March 31, 2025, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	—	$—
Granted	1,390,202	$3.75
Vested	—	$—
Forfeited	(25,100)	$3.91
Nonvested as of March 31, 2025	1,365,102	$3.75

Summary of Stock-Based Compensation Expense

Stock-based compensation expense for the three months ended March 31, 2025 and 2024, is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$1,822	$2,712
Selling, general and administrative	5,011	7,212
Total stock-based compensation expense	$6,833	$9,924

The following table summarizes unrecognized stock-based compensation expense as of March 31, 2025, by type of awards (in thousands), and the weighted-average period over which that expense is expected to be recognized (in years). The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	March 31, 2025
	Unrecognized Expense	Weighted-average Recognition Period
Stock options	$32,912	2.27
Restricted stock units	$21,465	2.76
Performance-based restricted stock units	$5,126	2.08

7. STOCKHOLDERS’ EQUITY

Common Stock

Under the Company’s Fourth Amended and Restated Certificate of Incorporation, or the certificate of incorporation, each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote provided, however, that, except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Company’s certificate of incorporation that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the certificate of incorporation or pursuant to the Delaware General Corporation Law. Holders of common stock are entitled to receive dividends, as may be declared by the Company’s Board of Directors, if any, subject to the preferential dividend rights of the preferred stock. No dividends were declared or paid during the three months ended March 31, 2025 and 2024.

On January 13, 2025, the Company closed an underwritten public offering of 19,714,285 shares of its common stock at a public offering price of $3.50 per share. The net proceeds from this offering were approximately $65.5 million, after deducting underwriting discounts and commissions and offering expenses.

8. NET LOSS PER SHARE

Net Loss per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the combined weighted average number of common shares and potentially dilutive shares, which include the assumed exercise of employee stock options, unvested RSUs and unvested PSUs. In computing diluted earnings per share, the Company utilizes the treasury stock method.

Because the Company reports a net loss attributable to common stockholders, basic and diluted net loss per share attributable to common stockholders are the same for both periods presented. All stock options, RSUs and PSUs units were excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact for the three months ended March 31, 2025. The following stock options, RSUs and PSUs outstanding at each period end have been excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	9,620,559	10,775,502
Restricted stock units	3,174,067	2,055,340
Performance-based restricted stock units	1,365,102	—
Total excluded common stock equivalents	14,159,728	12,830,842

9. Commitments and Contingencies

Letter of Credit

Restricted cash equivalents consist of $0.9 million of cash serving as collateral for a letter of credit issued for the Company’s office spaces, and $0.5 million as collateral for a corporate credit card program. As of March 31, 2025 and December 31, 2024, the Company’s restricted cash equivalents balance was $1.4 million on its condensed consolidated balance sheets.

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

Royalty Payments

The Company entered into grant agreements and royalty arrangements pursuant to which the Company has certain payment obligations that are contingent upon future events, such as the achievement of commercialization or the receipt of proceeds from a revenue generating transaction resulting from the technologies subject to the grants and royalties. As the conditions that would trigger royalty payments under the agreements have not occurred, no amounts have been recorded in the consolidated financial statements.

Purchase Commitments

The Company enters into agreements in the normal course of business with contract manufacturing organizations, or CMOs, for raw material purchases and manufacturing services. As of March 31, 2025, the amounts committed under these agreements are not material.

Facility Leases

On September 12, 2024, the Company entered into a new office lease in Cambridge, Massachusetts for office space for its headquarters facility. The lease provides office space of approximately 15,267 square feet and for base monthly rent payments beginning at $0.1 million that increase annually by approximately 2.5% over the term of five years from the date of occupancy. In addition to base rent, the Company has agreed to reimburse the landlord for certain operating expenses under the terms of the lease. The lease commencement date is expected to be June 1, 2025 when the premises are expected to be available for occupancy and, therefore, as the office lease has not commenced, the related operating lease right-of-use assets and liabilities are not recorded in the Company’s condensed consolidated balance sheet as of March 31, 2025.

10. Segments

The Company has one operating segment which is the business of researching and developing therapeutics for neurodegenerative diseases and endocrine conditions. Our operating segments are determined based on how our Co-Chief Executive Officers, Justin Klee and Joshua Cohen, who collectively serve as our chief operating decision makers, or CODM, manages our business, regularly accesses discrete financial information, and evaluates performance for operating decision-making purposes, including allocation of resources or capital to specific compounds or projects in line with the Company’s overall strategies and goals. The Company’s entire business is managed by a single management team, which reports to the CODM.

The CODM assesses segment performance and decides how to allocate resources based on consolidated net loss that also is reported on the consolidated statement of operations. The CODM uses net income to monitor budget and forecast versus actual results in assessing segment performance and to evaluate income generated from segment assets in deciding how to allocate resources. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. All of the Company's long-lived assets were held within the U.S.

The following table reconciles segment revenue and expenses to consolidated net loss for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Product revenue, net	$—	$88,643

Less[1,5]:
Cost of sales[2]	—	116,406
Direct research and development expenses by program:
AMX0035 - ALS	470	14,410
AMX0035 - PSP	4,563	4,188
Avexitide	5,426	—
Other programs	3,302	2,550
Personnel-related research and development[3]	8,358	15,460
Selling, general and administrative	15,684	57,759
Provision for income taxes	—	242
Interest income	(2,231)	(4,326)
Other segment items[4]	335	747
Net loss income	$(35,907)	$(118,793)

1. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. As the Company has one reportable segment, there were no intersegment eliminations for the three months ended March 31, 2025 and 2024.

2. Includes inventory impairment and loss on firm purchase commitments of zero and $110.5 million during three months ended March 31, 2025 and 2024, respectively.

3. The Company does not allocate personnel and other similar costs to specific programs because these costs are deployed across multiple programs.

4. Other segment items primarily consists of net realized and unrealized losses on foreign exchange transactions.

5. Depreciation and amortization expense of $0.2 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively, are allocated across the significant expense captions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the condensed consolidated financial information and the notes thereto appearing elsewhere in this Quarterly Report.

This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those risk factors set forth in our most recent Annual Report on Form 10-K, or 2024 Annual Report, and in our subsequent Quarterly Reports, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage pharmaceutical company with a mission to develop novel therapies for communities with high unmet medical needs. We have preclinical and clinical development programs underway in neurodegenerative diseases and endocrine conditions. We are advancing a pipeline in which we have matched investigational therapies with diseases where we believe they can make the greatest impact, based on well-defined mechanistic rationale, clear clinical outcomes and biomarkers, and rigorous preclinical data, agnostic of modality. We are currently developing three investigational therapies for potential impact across several diseases: avexitide in PBH and congenital hyperinsulinism, or HI, AMX0035 in Wolfram syndrome and PSP, and AMX0114 in ALS.

Our lead investigational asset is avexitide, a first-in-class glucagon-like peptide-1, or GLP-1 receptor antagonist. Avexitide has been evaluated as a treatment for PBH and congenital HI, two indications characterized by hyperinsulinemic hypoglycemia. The U.S. Food and Drug Administration, or the FDA, has granted avexitide Breakthrough Therapy Designation for both PBH and congenital HI, Rare Pediatric Disease Designation in congenital HI, and Orphan Drug Designation for the treatment of hyperinsulinemic hypoglycemia.

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

In February 2025, we started recruiting for the pivotal Phase 3 LUCIDITY clinical trial for avexitide in PBH. LUCIDITY (NCT06747468) is a multicenter, randomized, double-blind, placebo-controlled, 16-week clinical trial evaluating the efficacy and safety of avexitide in participants with PBH following Roux-en-Y gastric bypass, or RYGB surgery. The Phase 3 trial is being conducted at approximately 20 sites in the U.S. Approximately 75 participants will be randomized 3:2 to receive either 90 mg of avexitide subcutaneously once daily or placebo. Participants who complete the 16-week double-blind period of the ongoing study will be eligible to enter an open-label extension, or OLE, period with a duration of 32 weeks. The primary efficacy objective of LUCIDITY is to evaluate the FDA-agreed primary endpoint of reduction in the composite of Level 2 and Level 3 hypoglycemic events through Week 16. Safety and tolerability will also be evaluated. In April 2025, we announced that the first participant had been dosed. Completion of recruitment is expected in 2025, with topline data anticipated in the first half of 2026 and, if approved, commercial launch anticipated in 2027.

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

In addition to avexitide, we are advancing AMX0035, an oral, fixed-dose combination of sodium phenylbutyrate and taurursodiol in Wolfram syndrome and PSP, and AMX0114 in ALS.

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

In October 2024, we announced positive topline data from the Phase 2 open-label HELIOS clinical trial of AMX0035 in 12 adults living with Wolfram syndrome. HELIOS (NCT05676034) is a single-site, single-arm, open-label, proof of biology, Phase 2 trial designed to study the effect of AMX0035 on safety and tolerability, and various measures of endocrinological, neurological, and ophthalmologic function in adult participants living with Wolfram syndrome. HELIOS showed improvement in pancreatic beta cell function, as measured by C-peptide response after 24 weeks of treatment with AMX0035, the study’s primary efficacy endpoint, in contrast to the expected decrease in pancreatic function with disease progression. Similar overall improvements or stabilization were observed across all secondary endpoints, including hemoglobin A1c (HbA1c), time in target glucose range assessed by continuous glucose monitoring, and visual acuity. In addition, longer-term data for all participants who completed Week 36 (n=10) and Week 48 (n=6) assessments showed sustained improvement over time. The safety profile of AMX0035 in HELIOS was consistent with prior safety data from the study of AMX0035 in ALS. All AEs were mild or moderate, and there were no serious AEs related to AMX0035 treatment. We plan to share Week 48 data from the ongoing HELIOS trial of AMX0035 in Wolfram syndrome in May 2025. Data from participants at Week 48 and ongoing discussions with the FDA will inform the design of a Phase 3 trial of AMX0035 in Wolfram syndrome.

PSP is a sporadic, rare, fatal neurodegenerative disease that can affect movement, gait, balance, cognition, eye movements, swallowing, and speech. People living with PSP have a life expectancy of six to eight years after symptom onset. PSP affects approximately seven in 100,000 people worldwide and approximately 23,000 in the United States. Currently, there are no disease-modifying therapies approved for the treatment of PSP. Similar to other neurodegenerative diseases, the pathophysiologic changes underlying PSP are likely multifactorial, including genetic mutations, ER stress, mitochondrial dysfunction, and neuroinflammation. PSP is considered a tauopathy based on the strong genetic link between tau variants and disease development and the presence of abnormal tau protein deposits in the brain. Biomarker data from a Phase 2 trial of AMX0035 in Alzheimer’s disease demonstrated a significant reduction in tau.

In December 2023, we initiated the Phase 2b/3 ORION (NCT06122662) clinical trial, a global, randomized, double-blind, placebo-controlled trial of AMX0035 for the treatment of PSP. ORION is designed to assess the efficacy and safety of AMX0035 compared to placebo. The primary objective of the ORION trial is to assess the impact of AMX0035 compared to placebo on disease progression rate as measured by the Progressive Supranuclear Palsy Rating Scale, an established and validated endpoint in PSP clinical trials. Safety and tolerability will also be evaluated. We completed enrollment in the Phase 2b portion of the ORION trial in January of this year, with a total of 139 participants randomized. Efficacy and safety data from an unblinded analysis of the Phase 2b portion of the Phase 2b/3 ORION trial of AMX0035 in PSP is anticipated in the third quarter of 2025, which will be used to inform a go/no-go decision on the Phase 3 portion of the trial.

AMX0114 is an investigational antisense oligonucleotide, targeting calpain-2, or CAPN2. Decades of scientific literature and published data demonstrated that CAPN2, a protein involved in neurofilament biology, plays an essential role in axonal degeneration, which is a critical effector in the progression of various neurodegenerative diseases including ALS. ALS is a relentlessly progressive and fatal neurodegenerative disorder caused by motor neuron death in the brain and spinal cord. Motor neuron loss in ALS leads to deteriorating muscle function, the inability to move and speak, respiratory paralysis, and, eventually, death. ALS is defined as a rare disease, but it affects as many as 30,000 adults in the U.S. and 3,000 in Canada. The most common form of the disease is sporadic ALS, with more than 90% of people with ALS showing no clear family history.

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

In February 2025, we started recruiting for the Phase 1 LUMINA clinical trial (NCT06665165), a multicenter, randomized, placebo-controlled, multiple ascending dose trial designed to evaluate the safety and biological activity of AMX0114. LUMINA will also assess ALS biomarkers, including change from baseline in NfL levels. In April 2025, we announced that the first participant had been dosed in Canada. We are working to open U.S. sites for screening, enrollment, and dosing. Approximately 48 participants will be randomized 3:1 to receive AMX0114 or placebo by intrathecal administration once every four weeks, for up to four doses. Early cohort data from LUMINA are expected in 2025.

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of avexitide, AMX0035, AMX0114 and other potential future product candidates. We expense research and development costs as incurred. These expenses include:

•
expenses incurred under agreements with CROs, CMOs, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
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

Research and development activities are central to our business model. Product candidates such as avexitide and AMX0035 in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, such as AMX0114, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. Despite a decline in research and development expenses in 2024 and in the first quarter of 2025 compared to prior respective periods, we expect that our research and development expenses will increase in connection with our planned clinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of avexitide, AMX0035, AMX0114 and any future product candidates. Our clinical development costs may vary significantly based on factors such as:

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, sales, marketing, as well as administrative functions. Selling, general and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; corporate insurance costs; administrative travel expenses; sales and marketing expenses; information technology; charitable donations to independent charitable foundations; facility-related and other operating costs. In April 2024, we announced a restructuring plan, or the Restructuring Plan, designed to focus our resources on key clinical and preclinical programs. The restructuring included a reduction in force which reduced our workforce by approximately 70% and a decrease in external financial commitments outside our priority areas. As a result, our selling, general and administrative expenses decreased during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. However, we expect that general and administrative expenses will increase in future periods as we advance our clinical pipeline.

Income Taxes

We have historically not incurred significant income taxes. We continue to maintain a full valuation allowance against all of our deferred tax assets based on management’s evaluation of all available evidence, including our history of incurring significant losses from operations. As a result, we don’t expect to incur material income taxes for the foreseeable future.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Product revenue, net	$—	$88,643	$(88,643)	(100)%
Operating expenses:
Cost of sales	—	5,945	(5,945)	(100)%
Cost of sales - inventory impairment and loss on firm purchase commitments	—	110,461	(110,461)	(100)%
Research and development	22,119	36,608	(14,489)	(40)%
Selling, general and administrative	15,684	57,759	(42,075)	(73)%
Total operating expenses	37,803	210,773	(172,970)	(82)%
Loss from operations	(37,803)	(122,130)	84,327	(69)%
Other income, net:
Interest income	2,231	4,326	(2,095)	(48)%
Other expense, net	(335)	(747)	412	(55)%
Total other income, net	1,896	3,579	(1,683)	(47)%
Loss before income taxes	(35,907)	(118,551)	82,644	(70)%
Provision for income taxes	—	242	(242)	(100)%
Net loss	$(35,907)	$(118,793)	$82,886	(70)%

Product Revenue, Net and Cost of Sales

As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, we did not generate revenue from product sales for the three months ended March 31, 2025. For the three months ended March 31, 2024, product revenue, net was primarily related to units of RELYVRIO and ALBRIOZA previously sold in the U.S. and Canada.

As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, we did not generate cost of sales for the three months ended March 31, 2025. Cost of sales for the three months ended March 31, 2024 consisted of costs to procure, manufacture and distribute our marketed products, RELYVRIO and ALBRIOZA. As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, we recorded approximately $110.5 million of charges associated with the write-down of inventory and losses on firm purchase commitments for the three months ended March 31, 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Direct research and development expenses by program:
AMX0035 - ALS	$470	$14,410	$(13,940)	(97)%
AMX0035 - PSP	4,563	4,188	375	9%
Avexitide	5,426	—	5,426	*NM
Other programs	3,302	2,550	752	29%
Total direct research and development expenses by program	13,761	21,148	(7,387)	(35)%
Payroll and personnel-related	8,358	15,460	(7,102)	(46)%
	$22,119	$36,608	$(14,489)	(40)%

Research and development expenses were $22.1 million for the three months ended March 31, 2025, compared to $36.6 million for the three months ended March 31, 2024. The decrease was primarily due to a $13.9 million decrease in spending on AMX0035 for the treatment of ALS following the topline data from the PHOENIX trial, and a $7.1 million decrease in payroll and personnel-related costs primarily related to a decrease in the number of employees as a result of the Restructuring Plan, offset by a $5.4 million increase in expenses related to the pivotal Phase 3 LUCIDITY clinical trial for avexitide in PBH.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.7 million for the three months ended March 31, 2025 compared to $57.8 million for the three months ended March 31, 2024. The decrease was primarily due to a decrease of $16.0 million in payroll and personnel-related costs, a decrease of $12.8 million in consulting and professional services and a decrease of $13.3 million in other expenses. The decrease in payroll and personnel-related costs was primarily related to a decrease in the number of employees as a result of the Restructuring Plan. The decrease in consulting and professional services is primarily due to a decrease in commercial sales and marketing activity as a result of the RELYVRIO®/ALBRIOZA™ Discontinuation. The decrease in other expenses is primarily due to a decrease in charitable contributions and activity to wind down commercial operations.

Liquidity and Capital Resources

Sources of Liquidity

In January 2025, we entered into an underwriting agreement with Leerink Partners LLC relating to the issuance and sale of an aggregate of 19,714,285 shares of our common stock, which includes the exercise in full by the underwriter of its option to purchase an additional 2,571,428 shares, or the January 2025 Offering. The public offering price per share was $3.50. The January 2025 Offering resulted in proceeds of approximately $65.5 million, net of underwriting discounts and offering expenses.

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $204.1 million and an accumulated deficit of $642.6 million. We believe our existing cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to meet our anticipated operating and capital expenditure requirements through 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Since inception, we have devoted substantially all of our efforts to research and development, pre-commercialization and commercialization activities, including recruiting management and technical staff, raising capital, producing materials for preclinical studies and clinical trials, and building infrastructure to support such activities. As of March 31, 2025, we have funded our operations primarily through public offerings of our common stock, private sales of preferred stock, convertible notes, and through revenue from sales of RELYVRIO and ALBRIOZA in the U.S. and Canada, respectively, between July 2022 and April 2024.

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

Capital Resources and Uses

Despite the decline in research and development and general administrative expenses in 2024 as compared to 2023 and in the first quarter of 2025 as compared to the first quarter of 2024, we expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities, manufacturing and clinical trials of avexitide, AMX0035 and any other current or future product candidates or acquire or in-license additional product candidates or products. We may also incur expenses related to business development activities, such as in-licensing or acquisition of product candidates. In addition, we will continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. We expect to incur significant expenses as we:

•
continue our research and development efforts of avexitide in PBH, or any other indications, and conduct clinical trials of avexitide;
•
continue our research and development efforts of AMX0035, including our ongoing Phase 2b/3 trial of AMX0035 in PSP and our ongoing Phase 2 trial of AMX0035 for the treatment of Wolfram syndrome;
•
continue to develop AMX0114, our antisense oligonucleotide, including our ongoing Phase 1 clinical trial of AMX0114 for the treatment of ALS;
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

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates and programs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•
the scope, progress, results and costs of drug discovery, laboratory testing, preclinical and clinical development for avexitide, AMX0035, AMX0114 and any future product candidates;
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

Cash Flows

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net cash used in operating activities	$(39,824)	$(489)	$(39,335)	*NM
Net cash (used in) provided by investing activities	(43,659)	819	(44,478)	(5,431)%
Net cash provided by financing activities	65,662	131	65,531	50,024%
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	197	(110)	307	(279)%
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	$(17,624)	$351	$(17,975)	(5,121)%

Operating Activities

During the three months ended March 31, 2025, operating activities used $39.8 million of cash, primarily resulting from our net loss of $35.9 million, $9.2 million of net cash used by changes in our operating assets and liabilities and $1.7 million net accretion of discounts on investments, offset by $6.8 million of non-cash stock-based compensation expense.

Net cash used by changes in our operating assets and liabilities primarily consisted of a $0.7 million decrease in prepaid expenses and other current assets, a $1.9 million increase in accounts payable, offset by a $11.9 million decrease in accrued expenses.

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

Investing Activities

During the three months ended March 31, 2025, net cash used in investing activities was $43.7 million, resulting primarily from $103.6 million of purchases of marketable securities, offset by $60.0 million of investments that matured.

During the three months ended March 31, 2024, net cash provided by investing activities was $0.8 million, resulting primarily from $74.0 million of investments that matured, partially offset by $73.1 million of purchases of short-term investments during the period.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $65.7 million. This amount consisted primarily of $65.6 million in proceeds from the January 2025 Offering, net of offering costs paid.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” disclosed in our 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

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

Our management, with the participation of our principal executive officers and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officers and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Risks Related to Our Financial Position and Need for Capital

•
We have ceased marketing and selling our previous commercial product in the U.S. and Canada and will therefore not continue to generate revenue from this product for the treatment of ALS. We expect to generate significant losses for the foreseeable future.
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
•
We are continuously evaluating and pursuing strategic transactions, and cannot guarantee that previous or future strategic transactions, acquisitions or business combinations pursued to further our mission to improve our underlying business performance will, in fact, produce any benefits.

Risks Related to Our Common Stock

•
Unfavorable macroeconomic conditions or market volatility resulting from national or global economic conditions, including those affecting the financial services industry, could adversely affect our business, financial condition or results of operations.

Risks Related to Our Financial Position and Need for Capital

We have ceased marketing and selling our previous commercial product in the U.S. and Canada and will therefore not continue to generate revenue from this product for the treatment of ALS. We expect to generate significant losses for the foreseeable future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We invested substantial resources into our product development efforts of AMX0035, and toward the commercialization of AMX0035 as RELYVRIO for ALS, which was approved by the FDA, and ALBRIOZA and, received marketing authorization with conditions from Health Canada. We voluntarily discontinued the marketing authorizations for RELYVRIO/ALBRIOZA for ALS and removed the product from the market in the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial, which failed to meet its prespecified primary and secondary endpoints. Following the withdrawal of RELYVRIO/ALBRIOZA from the market in the US and Canada, respectively, we do not have any products approved for commercial sale and we will continue to incur significant research and development and other expenses related to clinical development and potential approvals for our current and future product candidates, including for avexitide, AMX0035 and AMX0114 in additional indications other than ALS, and for ongoing operations. Since our inception, we have devoted the majority of our financial resources and efforts to research and development, including preclinical studies and our clinical trials, preparation for commercialization and commercialization activities. Our financial condition and operating results, including our revenues, expenses and net income (loss), have in the past and are likely in the future to fluctuate significantly from quarter to quarter and year to year. For example, we generated revenues of $380.8 million in 2023 as a result of sales of RELYVRIO/ALBRIOZA, but following its withdrawal, we will no longer generate revenues from this product. Accordingly, you should not rely upon the results of any prior quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and may in the future have, an adverse effect on our stockholders’ equity and working capital. As of March 31, 2025, we had an accumulated deficit of $642.6 million.

We anticipate that significant expenses will be incurred if and as we:

•
conduct clinical trials of avexitide, AMX0035, AMX0114 and any other current or future product candidates;
•
prepare for commercialization, including drug product and drug substance manufacturing;
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
•
seek regulatory approvals for avexitide, AMX0035 or AMX0114 in indications that successfully complete clinical development; and
•
acquire or in-license other product candidates, products or technologies.

We will not return to profitability unless and until we successfully commercialize any of our current or future product candidates.

Our ability to once again become and to remain profitable depends on our ability to generate revenue. While we have a limited history of generating revenue from the commercialization of RELYVRIO/ALBRIOZA, we do not expect to generate additional significant revenue, if any, unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for, and successfully commercialize, avexitide, AMX0035 for indications other than ALS or any other current or future product candidates or products we may develop or in-license. Successful commercialization will require achievement of many key milestones, which vary by jurisdiction and may include demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, if any, the extent of any further losses or if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our financial condition and operating results have varied in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Quarterly Report:

•
our ability to manufacture and deliver clinical supply of avexitide or AMX0035;
•
our ability to obtain regulatory approval for our product candidates;
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
•
business interruptions such as power outages, strikes, acts of terrorism or natural disasters; and
•
the ultimate impact of domestic and global economic and geopolitical events.

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

We expect we will require substantial additional funding in the future to meet our financial needs and to pursue our business objectives. If we are unable to obtain funding if and when needed, we could be forced to delay, reduce or eliminate our product discovery and development activities or commercialization efforts.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. As a result of the challenges caused by economic uncertainty in domestic and global markets due to geopolitical instability and conflict, including the ongoing wars in Ukraine and Israel, the conflict in the Middle East, a new U.S. presidential administration and accompanying regulatory activities and economic policies, the global credit and financial markets have experienced in recent periods significant volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, changes to rates of inflation and interest rates and uncertainty about economic and global stability. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing impossible or more difficult, more costly or more dilutive.

We have no committed source of additional capital and if we are unable to raise additional capital or secure other financing, if needed, in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of avexitide, AMX0035, AMX0114 or any other current or future product candidates or other research and development initiatives. We may need to seek collaborators for avexitide, AMX0035, AMX0114 and any other current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to avexitide, AMX0035, AMX0114 and any other current or future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of our common stock to decline.

We believe our existing cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to meet our anticipated operating and capital expenditure requirements through 2026. However, our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect our expenses to continue to increase in connection with our planned operations. Unless and until we can generate a substantial amount of revenue on a sustained basis, if at all, we expect we will be required to finance our future cash needs through public or private equity offerings, royalty-based or debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

Our future success depends significantly on our ability to successfully develop, and obtain regulatory approvals for and commercialize, avexitide in PBH and AMX0035 in indications other than ALS, including Wolfram syndrome and PSP. Avexitide has been evaluated in five Phase 2 clinical studies for PBH and Congenital HI. In February 2025, we activated the first sites for the pivotal Phase 3 LUCIDITY clinical trial for avexitide in PBH and in April 2025, we announced that the first participant had been dosed. To date, we have obtained limited clinical trial data supporting AMX0035 in indications other than ALS, having only completed a clinical trial in 95 patients with AD. We are conducting a Phase 2 clinical trial of AMX0035 in Wolfram syndrome, and a global Phase 3 clinical trial of AMX0035 in PSP, and intend to conduct additional clinical trials for other indications and product candidates in the future. Our business success depends heavily on our ability to successfully complete clinical trials for our product candidates. We have completed the IND enabling studies of AMX0114 in ALS and the first site was activated for a Phase 1 multiple ascending dose, placebo-controlled trial in Canada in February 2025. In April 2025, we announced that the first participant of the Phase 1 clinical trial of AMX0114 had been dosed.

We will need to have sufficient funds for, and successfully complete, our clinical development of avexitide, AMX0035 for the treatment of PSP, Wolfram syndrome and other indications, AMX0114 in ALS and any other product candidates we may develop or acquire.

The future regulatory and commercial success of avexitide, AMX0035, AMX0114 or any other current or future product candidates are subject to a number of risks, including the following:

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

Similar requirements may be imposed on us by the European Medicines Agency, or EMA, in the EU and comparable regulatory authorities in other jurisdictions where we intend to seek regulatory approval. For any fixed-dose combination products we may develop, we may be required to produce clinical data supporting the contribution of each component when present at the levels included in the fixed-dose combination in order to obtain marketing authorization in the U.S. or EU.

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

In addition, regulatory authorities may subject our clinical or manufacturing operations to inspections, including routine surveillance, bioresearch monitoring and pre-approval inspections. In addition, even if we were to obtain approval, regulatory authorities may approve avexitide, AMX0035 or any other current or future product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing preclinical studies and clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for avexitide, AMX0035 or any other current or future product candidates. Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays in or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future.

There remains general uncertainty regarding future activities involving the Trump administration. The Trump administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the Trump administration, there could be a material adverse effect on us and our business.

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

Regulators, IRBs of the institutions in which clinical trials are being conducted or data monitoring committees may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, we submitted an IND application to the FDA for AMX0114. The FDA restricted dosing to an amount that is lower than our proposed starting dose of 12.5 mg and has requested additional information, which resulted in a clinical hold. Toxicology studies showed a greater than 10X safety margin at the starting dose of 12.5 mg based on the no observed adverse effect level determined by independent toxicology firms. In January 2025, we announced that the clinical hold had been lifted, however there can be no assurance that future clinical holds relating to any of our current or future product candidates will not be imposed.

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

We plan to conduct several clinical trials for AMX0035 in parallel over the next several years, including clinical trials in patients with Wolfram syndrome, PSP and other indications, which may make our decision as to which indication to prioritize more difficult. Moreover, we intend to conduct a clinical trial of avexitide in PBH and may conduct others in other indications as well. As a result, we may forgo or delay pursuit of opportunities with other indications that we believe could have had greater commercial potential or likelihood of success. In addition, we are continuing to evaluate plans to explore the use of AMX0035 in patients with AD, and other product candidates in ALS and additional neurodegenerative diseases. However, we may focus on or pursue one or more of our target indications over other potential indications and product candidates and such development efforts may not be successful, which would cause us to delay the clinical development and approval of avexitide, AMX0035 and other product candidates. Furthermore, research activities to identify additional indications for avexitide, AMX0035 and other product candidates require substantial technical, financial, and human resources. We may not successfully develop these additional modifications for chemistry-related, stability-related, or other reasons. We have completed the IND-enabling studies of AMX0114, a potent antisense oligonucleotide targeting inhibition of Calpain-2, a key contributor to the axonal (also known as Wallerian) degeneration pathway, and began the Phase 1 multiple ascending dose, placebo-controlled trial in Canada in February 2025, with the first patient dosed in April 2025. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for specific indications or formulations of avexitide, AMX0035 or for AMX0114 or other product candidates may not yield any commercially viable products.

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

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA and other regulatory bodies’ requirements, including ensuring that quality control and manufacturing procedures conform to Current Good Manufacturing Practices, or cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, any future collaborators and their contract manufacturers could fail to conform to cGMPs and be subject to periodic unannounced inspections by the FDA and other regulatory bodies to monitor and ensure compliance with cGMPs. Despite our efforts to inspect and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA or other authorities to be not in compliance with cGMP regulations, which may result in shutdown of the third-party vendor or invalidation of drug product lots or processes. In some cases, a product recall may be warranted or required, which would materially affect our ability to supply and market our drug products.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of avexitide or AMX0035, and we currently lack the resources and the capabilities to do so. As a result, we currently rely on third parties for the manufacture and supply of the active pharmaceutical ingredients, or APIs, in avexitide and AMX0035, and for the blending and packaging of avexitide and AMX0035 in accordance with applicable law, regulations and standards. Our current strategy is to outsource all manufacturing of avexitide and AMX0035 and any other current or future product candidates to third parties.

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

We, or any current or future partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position.

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

Issued patents that we have or may obtain or license may not provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors may seek to market generic versions of any approved products by submitting ANDAs to the FDA or seek to market competing products by submitting NDAs under 505(b)(2) of the FDCA in which they claim that patents owned or licensed by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors do not infringe our patents. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

In addition, in the U.S., the FDCA provides a period of seven years of orphan drug exclusivity for drugs that treat small patient populations less than 200,000 patients or for which there are more than 200,000 patients but there is no reasonable expectation that the cost of developing and making the drug for such disease or condition will be recovered from sales in the U.S. of such drug.

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

The risks described elsewhere pertaining to our intellectual property rights also apply to the intellectual property rights that we license or may in-license, and any failure by us or our licensors to obtain, maintain, defend and enforce these rights could have an adverse effect on our business. In some cases we may not have control over the prosecution, maintenance or enforcement of the patents that we license, and may not have sufficient ability to provide input into the patent prosecution, maintenance and defense process with respect to such patents, and potential future licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain, defend and enforce the licensed patents.

Risks Related to Our Business Operations and Employee Matters

We are continuously evaluating and pursuing strategic transactions, and cannot guarantee that our previous or future strategic transactions, acquisitions or business combinations pursued to further our mission to improve our underlying business performance will, in fact, produce any benefits.

We anticipate completing acquisitions and business combinations in the future, especially given the discontinuation of the marketing authorizations for RELYVRIO/ALBRIOZA for ALS and its withdrawal from the commercial market in the U.S. and Canada, although there can be no guarantee that we will do so. For example, in July 2024, we completed the acquisition of substantially all of the rights, title and interests in, to and under those assets and interests used by Eiger in the development, manufacture and commercialization of avexitide. Our ability to complete future acquisitions and business combinations will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions; our ability to compete effectively for acquisition candidates; and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition or business combination could impair our business, reputation, operating results and financial condition. The benefits of an acquisition or business combination may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions or business combinations will, in fact, produce any benefits. For example, we may not receive the anticipated benefits of the acquisition of avexitide for some time. Acquisitions and business combinations may involve a number of risks, the occurrence of which could adversely affect our business, reputation, operating results and financial condition, including:

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts, including the ongoing war between Russia and Ukraine, the Israel-Hamas conflict and conflict in the Middle East, a new U.S. presidential administration and accompanying regulatory activities and economic policies, events related thereto, such as changes to candidates or political unrest or otherwise, and high inflation and interest rates and the imposition of tariffs, any of which could have a material adverse effect on our business, financial condition and results of operations.

U.S. and global markets have recently been experiencing volatility and disruption caused by economic uncertainty, including as a result of geopolitical instability, ongoing military conflicts, a new U.S. presidential administration and accompanying regulatory activities and economic policies, events related thereto, such as changes to candidates or political unrest or otherwise, and high inflation and interest rates. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which contributed to record inflation globally. In addition, global markets may experience additional disruptions as a result of the current Israel-Hamas conflict and the conflict in the Middle East. We are continuing to monitor inflation, the situations in Ukraine and Israel and global capital markets and assessing their potential impact on our business, including the impact on the supply chains we rely on for the manufacture of avexitide, AMX0035 or any other current or future product candidates.

Although, to date, our business has not been materially impacted by the events described above, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the events described above and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks we face.

There have been, and may continue to be, significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand in affected markets. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials and production processes. If we are unable to obtain these chemical or biological intermediates in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of avexitide, AMX0035, AMX0114 or any other current or future product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

Inadequate funding for the FDA, the SEC, the National Institutes of Health, or NIH, and other government agencies, including from government shutdowns, or other disruptions to these agencies’ staffing and operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025 and the current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products and NIH’s ability to conduct and partner with industry on important research can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, layoffs, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, including executive and congressional priorities, which is inherently fluid and unpredictable.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the administration, and other political developments, such as government shutdowns or work stoppages, would impact other U.S. regulatory agencies, such as the FDA, SEC and USPTO, on which our operations rely. For example, over the last several years, the U.S. government has shut down and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. In addition, the current U.S. administration has proposed substantial reductions in force at various government agencies that, if applied in a material way, could significantly reduce the FDA’s and other agencies’ capacities to perform their functions in a manner consistent with past practices. If a prolonged government shutdown occurs or if the FDA, NIH, SEC or the USPTO experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA to issues licenses needed for conduct of our clinical trials, the NIH to conduct research or provide grants, and the abilities of the FDA and the USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business and our timelines. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, from January 7, 2022, the first day that our stock traded on the Nasdaq Global Select Market, through March 31, 2025, our stock has traded within a range of a high price of $41.93 and a low price of $1.58 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

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

Adverse macroeconomic conditions or market volatility resulting from national or global economic developments, political unrest, high inflation, elevated interest rates, international tariffs, changes in international trade relationships and military conflicts, such as the ongoing conflict between Russia and Ukraine, potential for significant changes in U.S. policies or regulatory environment or other factors, could materially and adversely affect our business operations. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. For example, the U.S. has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S., and is likely to continue to result in more retaliatory tariffs. On April 9, 2025, the U.S. announced a temporary pause on its tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. In addition, any deterioration in the macro-economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. A severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 28, 2025, we had outstanding 89,141,087 shares of common stock, which may be resold in the public market immediately without restriction, unless held by our affiliates.

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

Delaware law and provisions in our certificate of incorporation and amended and restated bylaws, or our bylaws, could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

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

Pursuant to our 2022 Stock Option and Incentive Plan, or the 2022 Plan, our management is authorized to grant stock options to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2022 Plan will automatically increase on January 1 of each year, beginning on January 1, 2023 and continuing through and including January 1, 2032, by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our 2022 Employee Stock Purchase Plan, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2023 (through January 1, 2032), by the lesser of (i) 1.0% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 1,210,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. For further information, see “Item 1. - Legal Proceedings.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)

During the three months ended March 31, 2025, no officers or directors of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K of the Exchange Act, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

10.1*#	Form of Performance-Based Restricted Stock Unit Award Agreement for Company Employees under the Amylyx Pharmaceuticals, Inc. 2022 Stock Option and Incentive Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

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

AMYLYX PHARMACEUTICALS, INC.

Date: May 8, 2025	By:	/s/ Joshua B. Cohen
Joshua B. Cohen
Co-Chief Executive Officer

	By:	/s/ Justin Klee
Justin Klee
Co-Chief Executive Officer

	By:	/s/ James M. Frates
James M. Frates
Chief Financial Officer