Form 10-Q
period 2025-06-30
Amylyx Pharmaceuticals, Inc.
filed 2025-08-07
CIK 1658551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 28, 2025, the registrant had 89,167,432 shares of common stock, $0.0001 par value per share, outstanding.

AMYLYX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

Item 1. Financial Statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$58,085	$77,391
Marketable securities	122,741	99,110
Accounts receivable, net	103	447
Prepaid expenses and other current assets	5,961	12,484
Total current assets	186,890	189,432
Property and equipment, net	445	961
Restricted cash equivalents	1,451	1,446
Operating lease right-of-use assets	5,812	1,771
Other assets	—	24
Total assets	$194,598	$193,634
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,294	$2,939
Accrued expenses	17,465	23,949
Operating lease liabilities, current portion	665	1,518
Total current liabilities	21,424	28,406
Operating lease liabilities, net of current portion	5,297	463
Total liabilities	26,721	28,869
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 89,156,350 and 68,629,738 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	9	7
Additional paid-in capital	851,359	771,542
Accumulated deficit	(684,042)	(606,692)
Accumulated other comprehensive income	551	(92)
Total stockholders’ equity	167,877	164,765
Total liabilities and stockholders’ equity	$194,598	$193,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue, net	$—	$(1,023)	$—	$87,620
Operating expenses:
Cost of sales	—	8	—	5,953
Cost of sales - inventory impairment and loss on firm purchase commitments	—	7,410	—	117,871
Research and development	27,217	23,347	49,336	59,955
Selling, general and administrative	15,640	21,647	31,324	79,406
Restructuring expenses	—	22,851	—	22,851
Total operating expenses	42,857	75,263	80,660	286,036
Loss from operations	(42,857)	(76,286)	(80,660)	(198,416)
Other income, net:
Interest income	1,960	4,069	4,191	8,395
Other expense, net	(546)	(483)	(881)	(1,230)
Total other income, net	1,414	3,586	3,310	7,165
Loss before income taxes	(41,443)	(72,700)	(77,350)	(191,251)
Provision for income taxes	—	—	—	242
Net loss	$(41,443)	$(72,700)	$(77,350)	$(191,493)

Net loss per share — basic and diluted	$(0.46)	$(1.07)	$(0.88)	$(2.82)
Weighted-average shares used in computing net loss per share — basic and diluted	89,138,568	68,024,929	87,427,345	67,939,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(41,443)	$(72,700)	$(77,350)	$(191,493)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	627	(43)	876	(201)
Net unrealized (loss) gain on available-for-sale securities	(76)	23	(233)	(93)
Other comprehensive income (loss)	551	(20)	643	(294)
Comprehensive loss	$(40,892)	$(72,720)	$(76,707)	$(191,787)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	68,629,738	$7	$771,542	$(92)	$(606,692)	$164,765
Issuance of common stock upon financing, net of issuance costs	19,714,285	2	65,575	—	—	65,577
Issuance of common stock upon exercise of stock options	36,310	—	57	—	—	57
Issuance of common stock upon vesting of RSUs	700,488	—	—	—	—	—
Stock-based compensation expense	—	—	6,833	—	—	6,833
Other comprehensive income (loss)	—	—	—	92	—	92
Net loss	—	—	—	—	(35,907)	(35,907)
Balance as of March 31, 2025	89,080,821	$9	$844,007	$—	$(642,599)	$201,417
Issuance of common stock upon exercise of stock options	855	—	2	—	—	2
Issuance of common stock upon vesting of RSUs	74,674	—	—	—	—	—
Stock-based compensation expense	—	—	7,350	—	—	7,350
Other comprehensive income (loss)	—	—	—	551	—	551
Net loss	—	—	—	—	(41,443)	(41,443)
Balance as of June 30, 2025	89,156,350	$9	$851,359	$551	$(684,042)	$167,877

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	67,707,432	$7	$738,177	$197	$(304,949)	$433,432
Issuance of common stock upon exercise of stock options	49,618	—	147	—	—	147
Issuance of common stock upon vesting of RSUs	218,537	—	—	—	—	—
Stock-based compensation expense	—	—	9,924	—	—	9,924
Other comprehensive income (loss)	—	—	—	(274)	—	(274)
Net loss	—	—	—	—	(118,793)	(118,793)
Balance as of March 31, 2024	67,975,587	$7	$748,248	$(77)	$(423,742)	$324,436
Issuance of common stock upon exercise of stock options	59,981	—	23	—	—	23
Issuance of common stock upon vesting of RSUs	43,489	—	—	—	—	—
Stock-based compensation expense	—	—	9,570	—	—	9,570
Other comprehensive income (loss)	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(72,700)	(72,700)
Balance as of June 30, 2024	$68,079,057	$7	$757,841	$(97)	$(496,442)	$261,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(77,350)	$(191,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,183	19,494
Depreciation expense	297	523
Accretion of investment discounts, net	(3,226)	(5,760)
Inventory impairment and loss on firm purchase commitments	—	117,871
Other non-cash items	264	827
Changes in operating assets and liabilities:
Accounts receivable, net	345	35,958
Inventories	—	(9,253)
Interest receivable	73	421
Prepaid expenses and other current assets	6,523	1,657
Operating lease right-of-use assets	1,099	957
Other assets	24	217
Accounts payable	338	(17,087)
Accrued expenses	(6,484)	(20,305)
Operating lease liabilities	(1,158)	(1,096)
Net cash used in operating activities	(65,072)	(67,069)
Cash flows used in investing activities:
Purchases of property and equipment	(28)	(156)
Purchases of investments	(142,637)	(231,986)
Proceeds from maturities of marketable securities	122,000	204,000
Net cash used in investing activities	(20,665)	(28,142)
Cash flows provided by financing activities:
Proceeds from financing, net of issuance costs	65,577	—
Proceeds from exercise of stock options and RSUs vesting	1,042	1,493
Withholding taxes paid on stock-based awards	(988)	(1,335)
Net cash provided by financing activities	65,631	158
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	805	(149)
Net decrease in cash, cash equivalents and restricted cash equivalents	(19,301)	(95,202)
Cash, cash equivalents and restricted cash equivalents, beginning of period	78,837	170,920
Cash, cash equivalents and restricted cash equivalents, end of period	$59,536	$75,718
Reconciliation of cash, cash equivalents and restricted cash equivalents:
Cash and cash equivalents	$58,085	$74,999
Restricted cash equivalents	1,451	719
Total cash, cash equivalents and restricted cash equivalents:	$59,536	$75,718
Supplemental disclosure of cash flow information:
Taxes withheld on stock-based awards included in accrued expenses	$(3)	$12
Purchases of property and equipment included in accounts payable	$17	$—
Income taxes paid	$60	$281
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,140	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business

Amylyx Pharmaceuticals, Inc., together with its wholly-owned subsidiaries, known as Amylyx or the Company, is a clinical-stage pharmaceutical company with a mission to develop novel therapies for communities with high unmet medical needs. The Company has preclinical and clinical development programs underway in neurodegenerative diseases and endocrine conditions. The Company is currently developing three investigational therapies for potential impact across several diseases: avexitide in PBH, AMX0035 in Wolfram syndrome and PSP, and AMX0114 in ALS.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, the outcome of preclinical studies and clinical trials, potential difficulties with or delays in timing with respect to regulatory approval processes, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, ability to secure additional capital to fund operations, and risks associated with the economic challenges caused by economic uncertainty in various global markets caused by geopolitical instability and conflict. The Company and its contractors may experience disruptions in supply of items that are essential for its research and development activities, including, for example, raw materials and bulk drug substances that the Company imports from Europe and Canada used in the manufacturing of AMX0035 and any additional or future product candidates.

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

Product Revenue

In 2024, the Company voluntarily discontinued the marketing authorizations for RELYVRIO®/ALBRIOZA™ and removed the product from the market in the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial, or the RELYVRIO®/ALBRIOZA™ Discontinuation. As a result, we do not expect to generate revenue from the sale of RELYVRIO®/ALBRIOZA™ in future periods.

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

3. MARKETABLE SECURITIES

The Company has classified all of its marketable securities at June 30, 2025 as “available-for-sale”. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included as a separate component of other accumulated comprehensive loss. There were no realized gains or losses recognized during the three and six months ended June 30, 2025 and 2024.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific identification method. The Company includes interest and dividends on securities classified as available-for-sale in interest income. Accrued interest receivable relating to the Company’s available-for-sale securities is presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, and amounted to less than $0.1 million and $0.1 million at June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025, there were no securities in an unrealized loss position for greater than 12 months. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of June 30, 2025.

Marketable securities, which are classified as available-for-sale, consisted of the following (in thousands):

Balance at June 30, 2025:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury bills	$122,803	$—	$(62)	$122,741
Total marketable securities	$122,803	$—	$(62)	$122,741

Balance at December 31, 2024:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury bills	$98,939	$171	$—	$99,110
Total marketable securities	$98,939	$171	$—	$99,110

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued external research and development	$6,770	$4,353
Accrued employee compensation and benefits	6,950	9,992
Accrued manufacturing	—	500
Accrued consulting and other professional fees	1,101	1,974
Accrued rebates	2,452	5,334
Accrued loss on future purchase commitments	—	1,538
Other accrued expenses	192	258
Total accrued expenses	$17,465	$23,949

5. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,462	$—	$—	$21,462
Restricted cash equivalents	1,451	—	—	1,451
Treasury bills	122,741	—	—	122,741
Total financial assets	$145,654	$—	$—	$145,654

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$37,550	$—	$—	$37,550
Restricted cash equivalents	1,446	—	—	1,446
Treasury bills	99,110	—	—	99,110
Total financial assets	$138,106	$—	$—	$138,106

The Company classifies its money market funds, including restricted cash equivalents, and treasury bills as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices for identical assets in active markets without any valuation adjustment.

6. Stock Option and Grant Plan

Stock Incentive Plan

General Option Information

A summary of option activity for the six months ended June 30, 2025 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	7,728,707	$14.34	7.5	$3,584
Granted	2,317,846	$3.73
Exercised	(37,165)	$1.58		$80
Cancelled or forfeited	(193,448)	$17.37
Outstanding at June 30, 2025	9,815,940	$11.82	7.7	$13,879
Options exercisable as of June 30, 2025	4,870,345	$14.67	6.4	$3,331
Options unvested as of June 30, 2025	4,945,595	$9.02	9.0	$10,548
Weighted average grant-date fair value of options granted during the period	$3.12

The aggregate intrinsic value of options exercised during the six months ended June 30, 2025 and 2024 was $0.1 million and $0.7 million, respectively.

The total fair value of stock options vested during the six months ended June 30, 2025 and 2024 was $10.6 million and $23.7 million, respectively.

Restricted Stock Unit Activity

A summary of restricted stock unit, or RSU, activity for the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	2,212,905	$10.96
Granted	1,821,306	$3.65
Vested	(775,162)	$9.43
Forfeited	(119,247)	$6.57
Nonvested as of June 30, 2025	3,139,802	$7.26

Performance-Based Restricted Stock Unit Activity

In 2025, the Company granted performance-based restricted stock units, or PSUs, whereby vesting depends upon the occurrence of certain milestone events, or the 2025 PSUs. When achievement of a milestone event becomes probable, compensation cost will be recognized from the grant date over the requisite service period and a cumulative catch-up adjustment will be recorded to reflect the portion of the employees' requisite service that has been provided to date. As of June 30, 2025, none of the milestone events related to the 2025 PSUs had been deemed probable of being achieved.

A summary of PSU activity for the six months ended June 30, 2025, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	—	$—
Granted	1,438,732	$3.80
Vested	—	$—
Forfeited	(46,100)	$3.91
Nonvested as of June 30, 2025	1,392,632	$3.80

Summary of Stock-Based Compensation Expense

Stock-based compensation expense for the three and six months ended June 30, 2025 and 2024, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$1,960	$2,449	$3,782	$5,161
Selling, general and administrative	5,390	7,121	10,401	14,333
Total stock-based compensation expense	$7,350	$9,570	$14,183	$19,494

The following table summarizes unrecognized stock-based compensation expense as of June 30, 2025, by type of awards (in thousands), and the weighted-average period over which that expense is expected to be recognized (in years). The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	June 30, 2025
	Unrecognized Expense	Weighted-average Recognition Period
Stock options	$28,678	2.12
Restricted stock units	$19,095	2.62
Performance-based restricted stock units	$5,291	—

7. STOCKHOLDERS’ EQUITY

Common Stock

Under the Company’s Fourth Amended and Restated Certificate of Incorporation, or the certificate of incorporation, each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote provided, however, that, except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Company’s certificate of incorporation that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the certificate of incorporation or pursuant to the Delaware General Corporation Law. Holders of common stock are entitled to receive dividends, as may be declared by the Company’s Board of Directors, if any, subject to the preferential dividend rights of the preferred stock. No dividends were declared or paid during the six months ended June 30, 2025 and 2024.

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

Because the Company reports a net loss attributable to common stockholders, basic and diluted net loss per share attributable to common stockholders are the same for both periods presented. All stock options, RSUs and PSUs units were excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact for the three and six months ended June 30, 2025. The following stock options, RSUs and PSUs outstanding at each period end have been excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	9,815,940	10,742,139	9,815,940	10,742,139
Restricted stock units	3,139,802	2,910,900	3,139,802	2,910,900
Performance-based restricted stock units	1,392,632	—	1,392,632	—
Total excluded common stock equivalents	14,348,374	13,653,039	14,348,374	13,653,039

9. Commitments and Contingencies

Letter of Credit

Restricted cash equivalents consist of $0.9 million of cash serving as collateral for a letter of credit issued for the Company’s office spaces, and $0.5 million as collateral for a corporate credit card program. As of June 30, 2025 and December 31, 2024, the Company’s restricted cash equivalents balance was $1.4 million on its condensed consolidated balance sheets.

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

On August 12, 2024, the case was transferred from the U.S. District Court for the Southern District of New York to the U.S. District Court for the District of Massachusetts, or the Court, and assigned docket number 1:24-CV-12068. Following the transfer, on September 6, 2024, defendants moved to dismiss the Shih Complaint. The fully briefed motion to dismiss is pending before the Court.

In addition to the Shih Complaint, on October 2, 2024, a derivative complaint was filed in the U.S. District Court for the District of Massachusetts against certain current and former director and officer defendants, or the Individual Defendants, naming the Company as a nominal defendant (Jones v. Cohen, et al., 1:24-CV-12527, or the Jones Derivative Complaint). The substantive allegations mirror those of the Shih Complaint but also include claims for alleged violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, insider trading, and unjust enrichment against the Individual Defendants. The Jones Derivative Complaint seeks unspecified damages to be awarded to the Company along with interest, restitution, unspecified corporate governance and internal procedural reforms and improvements, and plaintiff's attorneys' fees and costs. On October 31, 2024, the Court entered an order staying the action until the earlier of the dismissal of the Shih Complaint with prejudice, including the exhaustion of all appeals, or defendants file an answer to the Shih Complaint.

On July 2, 2025, a second derivative complaint was filed in the Court against certain current and former directors and officer defendants, naming the Company as nominal defendant (Hassine v. Cohen, et al., 1:25-CV-11879, or the Hassine Derivative Complaint and, together with the Jones Derivative Complaint, the Derivative Complaints”). The substantive allegations mirror those of the Shih Complaint but also include claims for alleged violations of Sections 14(a), 10(b), and 21D of the Exchange Act, breach of fiduciary duty, and certain other common law claims. The Hassine Derivative Complaint seeks unspecified damages to be awarded to the Company along with interest, costs, and attorneys’ fees, restitution, and certain corporate governance and internal procedural reforms and improvements. On July 16, 2025, the parties to both derivative cases moved the Court to consolidate the Hassine Derivative Complaint with the Jones Derivative Complaint and stay the action according to the terms of the previously entered stay of the Jones Derivative Complaint. The Court approved the motion on July 22, 2025.

We intend to defend against the Shih Complaint and Derivative Complaints vigorously. At this time, an estimate of the impact, if any, of the claims made in the Shih Complaint and Derivative Complaints cannot be made.

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

Purchase Commitments

The Company enters into agreements in the normal course of business with contract manufacturing organizations, or CMOs, for raw material purchases and manufacturing services. As of June 30, 2025, the amounts committed under these agreements are not material.

Facility Leases

In September 2024, the Company entered into a lease agreement for the lease of approximately 15,000 square feet of office space in Cambridge, Massachusetts, which will be used as the Company's new headquarters facility. The accounting lease commencement occurred on June 1, 2025, at which time the Company recognized a right-of-use, or ROU, asset and corresponding lease liability of $5.1 million. The contractual term of the lease commenced on June 1, 2025, with an initial term of approximately 67 months. The Company’s obligation for the payment of rent for the new lease begins seven months after the lease commencement. In addition to base rent, the Company has agreed to reimburse the landlord for certain operating expenses under the terms of the lease. The Company has the option to extend the new lease one time for an additional five-year period, subject to the terms therein; however, the exercise of the option to extend the lease term was not determined to be reasonably certain, and the Company will therefore recognize lease expense through the expiration of the initial lease term in December 2030.

10. Segments

The Company views its operations and manages its business as one operating segment and reporting unit. Our operating segments are determined based on how our Co-Chief Executive Officers, who collectively serve as our chief operating decision makers, or CODM, manage our business, regularly access discrete financial information, and evaluate performance for operating decision-making purposes, including allocation of resources or capital to specific compounds or projects in line with the Company’s overall strategies and goals. The Company’s entire business is managed by a single management team, which reports to the CODM.

The CODM assess segment performance and decide how to allocate resources based on consolidated net loss. The CODM use net loss to monitor budget and forecast versus actual results in assessing segment performance and to determine how to allocate resources. The measure of segment assets used in determining how to manage and allocate resources is reported on the consolidated balance sheets as total assets. All of the Company's long-lived assets were held within the U.S.

The following table reconciles segment revenue and expenses to consolidated net loss for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue, net	$—	$(1,023)	$—	$87,620

Less[1,5]:
Cost of sales[2]	—	7,418	—	123,824
Direct research and development expenses by program:
Avexitide	7,105	—	12,531	—
AMX0035 - PSP	7,146	3,546	11,709	7,734
AMX0035 - ALS	794	9,408	1,264	23,818
Other programs	3,965	2,221	7,267	4,771
Personnel-related research and development[3]	8,207	8,172	16,565	23,632
Selling, general and administrative	15,640	21,647	31,324	79,406
Restructuring expenses	—	22,851	—	22,851
Provision for income taxes	—	—	—	242
Interest income	(1,960)	(4,069)	(4,191)	(8,395)
Other segment items[4]	546	483	881	1,230
Net loss	$(41,443)	$(72,700)	$(77,350)	$(191,493)

1. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. As the Company has one reportable segment, there were no intersegment eliminations for the three and six months ended June 30, 2025 and 2024.

2. Includes inventory impairment and loss on firm purchase commitments of $7.4 million and $117.9 million during the three and six months ended June 30, 2024, respectively.

3. The Company does not allocate personnel and other similar costs to specific programs because these costs are deployed across multiple programs.

4. Other segment items primarily consists of net realized and unrealized losses on foreign exchange transactions.

5. Depreciation and amortization expense of $0.1 million and $0.3 million during the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.5 million during the three and six months ended June 30, 2024, respectively, are allocated across the significant expense captions.

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

Overview

We are a clinical-stage pharmaceutical company with a mission to develop novel therapies for communities with high unmet medical needs. We have preclinical and clinical development programs underway in neurodegenerative diseases and endocrine conditions. We are advancing a pipeline in which we have matched investigational therapies with diseases where we believe they can make the greatest impact, based on well-defined mechanistic rationale, clear clinical outcomes and biomarkers, and rigorous preclinical data, agnostic of modality. We are currently developing three investigational therapies for potential impact across several diseases: avexitide in PBH, AMX0035 in Wolfram syndrome and PSP, and AMX0114 in ALS.

Our lead investigational asset is avexitide, a first-in-class glucagon-like peptide-1, or GLP-1 receptor antagonist. Avexitide has been evaluated as a treatment for PBH and congenital hyperinsulinism, or HI, two indications characterized by hyperinsulinemic hypoglycemia. The U.S. Food and Drug Administration, or the FDA, has granted avexitide Breakthrough Therapy Designation for both PBH and congenital HI, Rare Pediatric Disease Designation in congenital HI, and Orphan Drug Designation for the treatment of hyperinsulinemic hypoglycemia (which includes PBH and congenital HI).

PBH is a condition that affects about 160,000 people in the U.S., or approximately 8% of those in the U.S. who have undergone the two most common types of bariatric surgery: sleeve gastrectomy and Roux-en-Y gastric bypass, or RYGB surgery. Currently, there are no FDA-approved therapies for PBH. PBH is thought to be caused by an excessive GLP-1 response, leading to hypoglycemia and impaired quality of life. Clinical manifestations can include impaired cognition, loss of consciousness, and seizures. Avexitide is designed to bind to the GLP-1 receptor on pancreatic islet beta cells and inhibit the effects of excessive GLP-1 in PBH, mitigating hypoglycemia by decreasing insulin secretion and stabilizing blood glucose levels.

In April 2025, we dosed the first participant for the pivotal Phase 3 LUCIDITY clinical trial for avexitide in PBH following RYGB surgery. LUCIDITY (NCT06747468) is a multicenter, randomized, double-blind, placebo-controlled, 16-week clinical trial evaluating the efficacy and safety of avexitide in participants with PBH following RYGB surgery. The Phase 3 trial is being conducted at approximately 20 sites in the U.S. Approximately 75 participants will be randomized 3:2 to receive either 90 mg of avexitide subcutaneously once daily or placebo. Participants who complete the 16-week double-blind period of the ongoing study will be eligible to enter an open-label extension, or OLE, period with a duration of 32 weeks. The primary efficacy objective of LUCIDITY is to evaluate the FDA-agreed primary endpoint of reduction in the composite of Level 2 and Level 3 hypoglycemic events through Week 16. Safety and tolerability will also be evaluated. Completion of recruitment is expected in 2025, with topline data anticipated in the first half of 2026 and, if approved, commercial launch is anticipated in 2027.

LUCIDITY was informed by data from five clinical trials of avexitide in people with PBH showing consistent, dose-dependent effects across studies. The five clinical trials include a Phase 1 trial, a single ascending dose trial, a multiple ascending dose trial, and two Phase 2 trials:

•
In the Phase 2 (PREVENT), 28-day, randomized, blinded, placebo-controlled crossover trial (N=18), results showed a significant reduction in rates of Level 2 and 3 hypoglycemic events in participants with PBH after RYGB surgery following treatment with 30 mg twice daily and 60 mg once daily of avexitide compared with placebo. PREVENT’s primary endpoint was met with statistical significance, showing both avexitide dosing regimens improved the lowest glucose level (nadir) after a meal as measured during formal mixed meal tolerance testing, or MMTT. Mean plasma glucose nadir was increased by 21% (p=0.001) and 26% (p=0.0002) following avexitide 30 mg twice daily and 60 mg once daily dosing, respectively, compared to placebo. Avexitide was generally well-tolerated. The most common adverse events, or AEs, were injection site bruising, headache, and nausea; these occurred more often with placebo than either avexitide dose. No participants withdrew due to AEs.
•
In the Phase 2b, 28-day, open-label, investigator-initiated, crossover trial (N=16), 90 mg once daily and 45 mg twice daily of avexitide met its primary endpoint and significantly reduced rates of hypoglycemic events in participants following

RYGB surgery and other upper-gastrointestinal surgeries. Participants in the Phase 2b trial receiving 90 mg once daily of avexitide, the dose Amylyx is evaluating in LUCIDITY, saw a statistically significant 53% reduction in Level 2 hypoglycemic events (p=0.004) and a statistically significant 66% reduction in Level 3 hypoglycemic events (p=0.0003). There were no reported serious AEs, and AEs were mostly mild to moderate and resolved without medical treatment. The most common AEs included diarrhea, headache, bloating, and injection site reaction/bruising. No participant withdrew due to AEs. In the Phase 2b trial, 90 mg once daily of avexitide has also demonstrated a favorable pharmacokinetic, or PK, profile maintaining exposure in the therapeutic range through 24 hours, supporting once daily dosing.
•
In addition, new exploratory analyses from the Phase 2 PREVENT and Phase 2b clinical trials of avexitide were presented at the Endocrine Society’s annual meeting in July 2025. In the Phase 2b trial, avexitide 90 mg once daily, the dose being evaluated in the pivotal Phase 3 LUCIDITY trial, led to a 64% least-squares mean reduction (p=0.0031) vs. baseline in the composite rate of Level 2 and Level 3 hypoglycemic events in PBH, with more than half of the participants experiencing no events during the treatment period. Consistent reductions in composite rate of Level 2 and Level 3 hypoglycemic events also were seen with avexitide 45 mg twice daily studied in the Phase 2b trial and avexitide 30 mg twice daily and 60 mg once daily studied in the Phase 2 PREVENT trial. New PK and pharmacodynamic, or PD, data were also presented, demonstrating continuous pharmacologic activity of the 90 mg once daily dose regimen for a 24-hour period.

Avexitide was generally well-tolerated, with a favorable safety profile replicated across five clinical trials in people with PBH. In healthy volunteers, avexitide demonstrated a clear GLP-1 antagonist PD effect, including lowering insulin and raising the glucose nadir.

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

In addition to avexitide, we are investigating AMX0035, an oral, fixed-dose combination of sodium phenylbutyrate and taurursodiol in Wolfram syndrome and PSP, and AMX0114, an antisense oligonucleotide targeting calpain-2 in ALS.

AMX0035 is designed to slow or mitigate neurodegeneration by targeting endoplasmic reticulum, or ER stress, and mitochondrial dysfunction, two connected central pathways that lead to cell death and neurodegeneration. We are investigating AMX0035 in neurodegenerative diseases and endocrine conditions where ER stress and mitochondrial dysfunction are implicated, including Wolfram syndrome and PSP.

Wolfram syndrome is a rare, monogenic, progressive neurodegenerative disorder that progressively impacts multiple organs and systems. Wolfram syndrome is characterized by childhood-onset diabetes mellitus, optic nerve atrophy, and neurodegeneration. Common manifestations of Wolfram syndrome include diabetes mellitus and diabetes insipidus, gradual vision loss leading to blindness, hearing loss, neurogenic bladder, difficulties with balance and coordination, and difficulty breathing that can lead to respiratory failure. There are currently no approved therapies for the approximately 3,000 people in the U.S., and more around the world, living with Wolfram syndrome.

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

In October 2024, we announced positive topline data, including the primary efficacy outcome of the trial, from the Phase 2 open-label HELIOS clinical trial of AMX0035 in 12 adults living with Wolfram syndrome, and in May 2025, we announced positive long-term data from the HELIOS trial of AMX0035 in Wolfram syndrome through Week 48. HELIOS (NCT05676034) is a single-site, single-arm, open-label, Phase 2 trial designed to evaluate the safety and tolerability of AMX0035, as well as its effects on various measures of endocrinological, neurological, and ophthalmologic function in adult participants living with Wolfram syndrome. Consistent with the HELIOS trial’s previously presented primary efficacy outcome of improvement in pancreatic function, as measured by C-peptide response to a mixed-meal tolerance test at Week 24, treatment with AMX0035 through Week 48 demonstrated continued and sustained improvement in pancreatic beta cell function, in contrast to the expected decrease in pancreatic function with disease progression.

Treatment with AMX0035 at Week 24 and at Week 48 also showed sustained improvements or stabilization in glycemic control, as measured by hemoglobin A1c (HbA1c) and time in target glucose range assessed by continuous glucose monitoring, as well as visual acuity. All participants with available measurements met the responder criteria, defined as either improvement or no change, on both the Patient Global Impression of Change and Clinician Global Impression of Change at Weeks 24 and 48, indicating stability or improvement in their Wolfram syndrome-related symptoms. Results from qualitative on-study interviews further supported the potential positive impact of AMX0035 on symptom burden. Safety data were consistent with safety data from prior studies of AMX0035. All AEs were mild or moderate, and there were no serious AEs related to AMX0035 treatment. The analysis performed at Week 24 included 11 participants in the Per Protocol population with genetically confirmed Wolfram syndrome (one participant was excluded from the Per Protocol population due to not meeting the study inclusion criteria of genetically confirmed Wolfram syndrome) and 12 participants in the Intent-to-Treat population. Long-term data at Week 48 included 10 participants in the Per Protocol population with genetically confirmed Wolfram syndrome and 11 participants in the Intent-to-Treat population. One participant discontinued between Week 24 and Week 48 for reasons unrelated to safety. These data and discussions with the FDA will inform the design of a Phase 3 trial of AMX0035 in Wolfram syndrome.

PSP is a rare, progressive, and fatal neurodegenerative disease that can affect movement, gait, balance, cognition, eye movements, swallowing, and speech and is estimated to affect 23,000 people in the U.S. People living with PSP have a life expectancy of six to eight years after symptom onset. There are no approved therapies for PSP. PSP is a tauopathy, which is defined by the buildup of tau protein in the brain. Based on its prior effect from a Phase 2 trial of AMX0035 in reducing tau in cerebrospinal fluid, or CSF, in people with Alzheimer’s disease, we believe AM00X35 is the first brain- and cell-penetrant agent that has demonstrated a significant tau reduction in CSF to be tested in PSP.

In December 2023, we initiated the Phase 2b/3 ORION (NCT06122662) clinical trial, a global, randomized, double-blind, placebo-controlled trial of AMX0035 for the treatment of PSP. ORION is a Phase 2b/3 clinical trial designed to assess the efficacy and safety of AMX0035 compared to placebo. The primary objective of the ORION trial is to assess the impact of AMX0035 compared to placebo on disease progression rate as measured by the Progressive Supranuclear Palsy Rating Scale, an established and validated endpoint in PSP clinical trials. Safety and tolerability will also be evaluated. We completed enrollment in the Phase 2b portion of the ORION trial in January 2025, with a total of 139 participants randomized. Efficacy and safety data from an unblinded interim analysis of the Phase 2b portion of the Phase 2b/3 ORION trial of AMX0035 in PSP is anticipated in the third quarter of 2025, which will be used to inform a go/no-go decision on the Phase 3 portion of the trial.

AMX0114 is an investigational antisense oligonucleotide designed to target calpain-2, a calcium-activated protease. The FDA has granted AMX0114 Fast Track designation for the treatment of ALS. Peer-reviewed research has demonstrated that overactive calpain-2 activity may be an important driver of disease progression in ALS and other neurodegenerative diseases by executing the degeneration of axons, the long tubular neuronal segments which carry signals from neurons to the muscle or other neurons. ALS is a relentlessly progressive and fatal neurodegenerative disorder caused by motor neuron death in the brain and spinal cord. Motor neuron loss in ALS leads to deteriorating muscle function, the inability to move and speak, respiratory paralysis, and eventually, death. ALS is defined as a rare disease, but it affects as many as 30,000 adults in the U.S. and 3,000 in Canada. The most common form of the disease is sporadic ALS, with more than 90% of people with ALS showing no clear family history.

In preclinical studies, treatment with AMX0114 resulted in potent, dose-dependent, and durable reduction in CAPN2 mRNA and calpain-2 protein levels in disease-relevant cell models of axonal degeneration. This translated to improved neuronal survival and reductions in extracellular neurofilament light chain, or NfL levels, a broadly researched biomarker for axonal degeneration in ALS, across multiple disease models and paradigms of neuronal injury. AMX0114 was generally well-tolerated in in vivo preclinical safety studies.

In April 2025, we dosed the first participant in Canada for the Phase 1 LUMINA clinical trial (NCT06665165), a multicenter, randomized, double-blind, placebo-controlled, multiple ascending dose trial designed to evaluate the safety and biological activity of AMX0114 in people living with ALS. LUMINA will also assess ALS biomarkers, including change from baseline in NfL levels. In addition to the activated sites in Canada, we are continuing to open U.S. sites for screening, enrollment, and dosing. Approximately 48 participants will be randomized 3:1 to receive AMX0114 or placebo by intrathecal administration once every four weeks, for up to four doses. Early cohort data from LUMINA are expected in 2025.

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

Research and development activities are central to our business model. Product candidates such as avexitide and AMX0035 in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, such as AMX0114, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. Despite a decline in research and development expenses in 2024 and in the first quarter of 2025 compared to prior respective periods, research and development expenses increased in the second quarter of 2025 compared to the prior year period and we expect that our research and development expenses will continue to increase in connection with our planned clinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of avexitide, AMX0035, AMX0114 and any future product candidates. Our clinical development costs may vary significantly based on factors such as:

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

A change in the outcome of any of these variables with respect to the development of avexitide, AMX0035, AMX0114 or any other current or future product candidates could have a significant impact on the cost and timing associated with the development of our product candidates. We may never succeed in obtaining or maintaining, as applicable, regulatory approval for avexitide, AMX0035, AMX0114 or any other current or future product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, sales, marketing, as well as administrative functions. Selling, general and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; corporate insurance costs; administrative travel expenses; sales and marketing expenses; information technology; charitable donations to independent charitable foundations; facility-related and other operating costs. In April 2024, we announced a restructuring plan, or the Restructuring Plan, designed to focus our resources on key clinical and preclinical programs. The restructuring included a reduction in force which reduced our workforce by approximately 70% and a decrease in external financial commitments outside our priority areas. As a result, our selling, general and administrative expenses decreased during the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024. However, we expect that general and administrative expenses will increase in future periods as we advance our clinical pipeline.

Income Taxes

We have historically not incurred significant income taxes. We continue to maintain a full valuation allowance against all of our deferred tax assets based on management’s evaluation of all available evidence, including our history of incurring significant losses from operations. As a result, we don’t expect to incur material income taxes for the foreseeable future.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Product revenue, net	$—	$(1,023)	$1,023	(100)%
Operating expenses:
Cost of sales	—	8	(8)	(100)%
Cost of sales - inventory impairment and loss on firm purchase commitments	—	7,410	(7,410)	(100)%
Research and development	27,217	23,347	3,870	17%
Selling, general and administrative	15,640	21,647	(6,007)	(28)%
Restructuring expenses	—	22,851	(22,851)	(100)%
Total operating expenses	42,857	75,263	(32,406)	(43)%
Loss from operations	(42,857)	(76,286)	33,429	(44)%
Other income, net:
Interest income	1,960	4,069	(2,109)	(52)%
Other expense, net	(546)	(483)	(63)	13%
Total other income, net	1,414	3,586	(2,172)	(61)%
Loss before income taxes	(41,443)	(72,700)	31,257	(43)%
Provision for income taxes	—	—	—	*NM
Net loss	$(41,443)	$(72,700)	$31,257	(43)%

* NM - not meaningful

Product Revenue, Net and Cost of Sales

As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, we did not generate revenue from product sales for the three months ended June 30, 2025. For the three months ended June 30, 2024, product revenue, net was primarily related to gross-to-net adjustments reflecting actual rebate and return activity during the period.

As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, we did not generate cost of sales for the three months ended June 30, 2025. Cost of sales for the three months ended June 30, 2024 consisted of costs to procure, manufacture and distribute our marketed products, RELYVRIO and ALBRIOZA. As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, we recorded approximately $7.4 million of charges associated with the write-down of inventory and losses on firm purchase commitments for the three months ended June 30, 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Direct research and development expenses by program:
Avexitide	$7,105	$—	$7,105	*NM
AMX0035 - PSP	7,146	3,546	3,600	102%
AMX0035 - ALS	794	9,408	(8,614)	(92)%
Other programs	3,965	2,221	1,744	79%
Total direct research and development expenses by program	19,010	15,175	3,835	25%
Payroll and personnel-related	8,207	8,172	35	0%
	$27,217	$23,347	$3,870	17%

* NM - not meaningful

Research and development expenses were $27.2 million for the three months ended June 30, 2025, compared to $23.3 million for the three months ended June 30, 2024. The increase was primarily due to a $7.1 million increase in expenses related to the pivotal Phase 3 LUCIDITY clinical trial for avexitide in PBH, a $3.6 million increase in expenses related to AMX0035 for the treatment of PSP and a $1.7 million increase in expenses related to other research and development activities. The increase was partially offset by a $8.6 million decrease in spending on AMX0035 for the treatment of ALS following the topline data from the PHOENIX trial.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.6 million for the three months ended June 30, 2025 compared to $21.6 million for the three months ended June 30, 2024. The decrease was primarily due to a decrease of $0.8 million in payroll and personnel-related costs, a decrease of $2.0 million in consulting and professional services and a decrease of $3.2 million in other expenses. The decrease in payroll and personnel-related costs was primarily related to a decrease in the number of employees as a result of the Restructuring Plan. The decrease in consulting and professional services is primarily due to a decrease in commercial sales and marketing activity as a result of the RELYVRIO®/ALBRIOZA™ Discontinuation. The decrease in other expenses is primarily due to a decrease in facilities and IT-related expenses.

Restructuring Expenses

We did not recognize restructuring expenses for the three months ended June 30, 2025. During the three months ended June 30, 2024, restructuring expenses were approximately $22.9 million which includes employee severance and termination benefits of approximately $21.8 million, contract termination costs, impairment of long-lived assets and other costs of $1.0 million. We substantially completed the Restructuring Plan in the second quarter of 2024.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Product revenue, net	$—	$87,620	$(87,620)	(100)%
Operating expenses:
Cost of sales	—	5,953	(5,953)	(100)%
Cost of sales - inventory impairment and loss on firm purchase commitments	—	117,871	(117,871)	(100)%
Research and development	49,336	59,955	(10,619)	(18)%
Selling, general and administrative	31,324	79,406	(48,082)	(61)%
Restructuring expenses	—	22,851	(22,851)	(100)%
Total operating expenses	80,660	286,036	(205,376)	(72)%
Loss from operations	(80,660)	(198,416)	117,756	(59)%
Other income, net:
Interest income	4,191	8,395	(4,204)	(50)%
Other expense, net	(881)	(1,230)	349	(28)%
Total other income, net	3,310	7,165	(3,855)	(54)%
Loss before income taxes	(77,350)	(191,251)	113,901	(60)%
Provision for income taxes	—	242	(242)	(100)%
Net loss	$(77,350)	$(191,493)	$114,143	(60)%

Product Revenue, Net and Cost of Sales

As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, we did not generate revenue from product sales for the six months ended June 30, 2025. For the six months ended June 30, 2024, product revenue, net was primarily related to units of RELYVRIO and ALBRIOZA previously sold in the U.S. and Canada.

As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, we did not generate cost of sales for the six months ended June 30, 2025. Cost of sales for the six months ended June 30, 2024 consisted of costs to procure, manufacture and distribute our marketed products, RELYVRIO and ALBRIOZA. As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, we recorded approximately $117.9 million of charges associated with the write-down of inventory and losses on firm purchase commitments for the six months ended June 30, 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Direct research and development expenses by program:
Avexitide	$12,531	$—	$12,531	*NM
AMX0035 – PSP	11,709	7,734	3,975	51%
AMX0035 – ALS	1,264	23,818	(22,554)	(95)%
Other programs	7,267	4,771	2,496	52%
Total direct research and development expenses by program	32,771	36,323	(3,552)	(10)%
Payroll and personnel-related	16,565	23,632	(7,067)	(30)%
	$49,336	$59,955	$(10,619)	(18)%

* NM - not meaningful

Research and development expenses were $49.3 million for the six months ended June 30, 2025, compared to $60.0 million for the six months ended June 30, 2024. The decrease was primarily due to a $22.6 million decrease in spending on AMX0035 for the treatment of ALS following the topline data from the PHOENIX trial, and a $7.1 million decrease in payroll and personnel-related costs primarily related to a decrease in the number of employees as a result of the Restructuring Plan. The decrease was partially offset by a $12.5 million increase in expenses related to the pivotal Phase 3 LUCIDITY clinical trial for avexitide in PBH, a $4.0 million increase in expenses related to AMX0035 for the treatment of PSP and a $2.5 million increase in expenses related to other research and development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $31.3 million for the six months ended June 30, 2025 compared to $79.4 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease of $16.8 million in payroll and personnel-related costs, a decrease of $14.8 million in consulting and professional services and a decrease of $16.5 million in other expenses. The decrease in payroll and personnel-related costs was primarily related to a decrease in the number of employees as a result of the Restructuring Plan. The decrease in consulting and professional services is primarily due to a decrease in commercial sales and marketing activity as a result of the RELYVRIO®/ALBRIOZA™ Discontinuation. The decrease in other expenses is primarily due to a decrease in charitable contributions and activity to wind down commercial operations.

Restructuring Expenses

We did not recognize restructuring expenses for the six months ended June 30, 2025. During the six months ended June 30, 2024, restructuring expenses were approximately $22.9 million, which includes employee severance and termination benefits of approximately $21.8 million, contract termination costs, impairment of long-lived assets and other costs of $1.0 million. We substantially completed the Restructuring Plan in the second quarter of 2024.

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

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $180.8 million and an accumulated deficit of $684.0 million. We believe our existing cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to meet our anticipated operating and capital expenditure requirements through 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Since inception, we have devoted substantially all of our efforts to research and development, pre-commercialization and commercialization activities, including recruiting management and technical staff, raising capital, producing materials for preclinical studies and clinical trials, and building infrastructure to support such activities. As of June 30, 2025, we have funded our operations primarily through public offerings of our common stock, private sales of preferred stock, convertible notes, and through revenue from sales of RELYVRIO and ALBRIOZA in the U.S. and Canada, respectively, between July 2022 and April 2024.

We expect to finance our near-term operations through our existing cash, cash equivalents and marketable securities and the sale of equity, debt financings or other capital sources, including potential collaborations with other companies, royalty financings, or other strategic transactions. Our inability to raise capital or secure other funding as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances that our current operating plan will be achieved or that additional funding, if required, will be available on terms acceptable to us, or at all.

Capital Resources and Uses

Despite the decline in research and development and general administrative expenses in 2024 as compared to 2023, we expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities, manufacturing and clinical trials of avexitide, AMX0035, AMX0114 and any other current or future product candidates or acquire or in-license additional product candidates or products. We may also incur expenses related to business development activities, such as in-licensing or acquisition of product candidates. In addition, we will continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. We expect to incur significant expenses as we:

•
continue our research and development efforts of avexitide in PBH, or any other indications, and conduct clinical trials of avexitide;
•
continue our research and development efforts of AMX0035, including our ongoing Phase 2b/3 trial of AMX0035 in PSP and our ongoing Phase 2 trial of AMX0035 for the treatment of Wolfram syndrome;
•
continue our research and development efforts of AMX0114, including our ongoing Phase 1 clinical trial of AMX0114 for the treatment of ALS;
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
•
the costs, timing and outcome of regulatory review of avexitide, AMX0035, AMX0114 and any future product candidates;
•
our ability to establish and maintain collaborations, marketing, distribution and license agreements on favorable terms, if at all;
•
our ability to enroll clinical trials in a timely manner and to quickly resolve any delays or clinical holds that may be imposed on our development activities;
•
timing delays with respect to preclinical and clinical development of avexitide, AMX0035, AMX0114 and any future product candidates, including as result of any future outbreak of any highly infectious or contagious diseases;
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

Cash Flows

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Net cash used in operating activities	$(65,072)	$(67,069)	$1,997	(3)%
Net cash used in investing activities	(20,665)	(28,142)	7,477	(27)%
Net cash provided by financing activities	65,631	158	65,473	41,439%
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	805	(149)	954	(640)%
Net decrease in cash, cash equivalents and restricted cash equivalents	$(19,301)	$(95,202)	$75,901	(80)%

Operating Activities

During the six months ended June 30, 2025, operating activities used $65.1 million of cash, primarily resulting from our net loss of $77.4 million and $3.2 million net accretion of discounts on investments, offset by $14.2 million of non-cash stock-based compensation expense and $0.8 million of net cash provided by changes in our operating assets and liabilities.

Net cash provided by changes in our operating assets and liabilities primarily consisted of a $6.5 million decrease in prepaid expenses and other current assets, and a $1.1 million decrease in operating ROU assets, offset by a $6.5 million decrease in accrued expenses and a $1.2 million decrease in operating lease liabilities.

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

Investing Activities

During the six months ended June 30, 2025, net cash used in investing activities was $20.7 million, resulting primarily from $142.6 million of purchases of marketable securities, offset by $122.0 million of investments that matured.

During the six months ended June 30, 2024, net cash used in investing activities was $28.1 million, resulting primarily from $232.0 million of purchases of short-term investments during the period, offset by $204.0 million of investments that matured.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $65.6 million. This amount consisted primarily of $65.6 million in proceeds from the January 2025 Offering, net of offering costs.

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

Our management, with the participation of our principal executive officers and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officers and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 12, 2024, the case was transferred from the U.S. District Court for the Southern District of New York to the U.S. District Court for the District of Massachusetts, or the Court, and assigned docket number 1:24-CV-12068. Following the transfer, on September 6, 2024, defendants moved to dismiss the Shih Complaint. The fully briefed motion to dismiss is pending before the Court.

In addition to the Shih Complaint, on October 2, 2024, a derivative complaint was filed in the U.S. District Court for the District of Massachusetts against certain current and former director and officer defendants, or the Individual Defendants, naming us as a nominal defendant (Jones v. Cohen, et al., 1:24-CV-12527, or the Jones Derivative Complaint). The substantive allegations mirror those of the Shih Complaint but also include claims for alleged violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, insider trading, and unjust enrichment against the Individual Defendants. The Jones Derivative Complaint seeks unspecified damages to be awarded to the Company along with interest, restitution, unspecified corporate governance and internal procedural reforms and improvements, and plaintiff's attorneys' fees and costs. On October 31, 2024, the Court entered an order staying the action until the earlier of the dismissal of the Shih Complaint with prejudice, including the exhaustion of all appeals, or defendants file an answer to the Shih Complaint.

On July 2, 2025, a second derivative complaint was filed in the Court against certain current and former directors and officer defendants, naming the Company as nominal defendant (Hassine v. Cohen, et al., 1:25-CV-11879, or the Hassine Derivative Complaint and, together with the Jones Derivative Complaint, the Derivative Complaints). The substantive allegations mirror those of the Shih Complaint but also include claims for alleged violations of Sections 14(a), 10(b), and 21D of the Exchange Act, breach of fiduciary duty, and certain other common law claims. The Hassine Derivative Complaint seeks unspecified damages to be awarded to the Company along with interest, costs, and attorneys’ fees, restitution, and certain corporate governance and internal procedural reforms and improvements. On July 16, 2025, the parties to both derivative cases moved the Court to consolidate the Hassine Derivative Complaint with the Jones Derivative Complaint and stay the action according to the terms of the previously entered stay of the Jones Derivative Complaint. The Court approved the motion on July 22, 2025.

We intend to defend against the Shih Complaint and Derivative Complaints vigorously. At this time, an estimate of the impact, if any, of the claims made in the Shih Complaint and Derivative Complaints cannot be made.

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
•
We have entered and may in the future enter into collaborations with third parties for the development and commercialization of avexitide, AMX0035, AMX0114 or any other current or future product candidates, and our prospects with respect to avexitide, AMX0035, AMX0114 and our other current or future product candidates will depend in significant part on the success of those collaborations.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We invested substantial resources into our product development efforts of AMX0035, and toward the commercialization of AMX0035 as RELYVRIO for ALS, which was approved by the FDA, and ALBRIOZA and, received marketing authorization with conditions from Health Canada. We voluntarily discontinued the marketing authorizations for RELYVRIO/ALBRIOZA for ALS and removed the product from the market in the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial, which failed to meet its prespecified primary and secondary endpoints. Following the withdrawal of RELYVRIO/ALBRIOZA from the market in the US and Canada, respectively, we do not have any products approved for commercial sale and we will continue to incur significant research and development and other expenses related to clinical development and potential approvals for our current and future product candidates, including for avexitide, AMX0035 and AMX0114 in additional indications other than ALS, and for ongoing operations. Since our inception, we have devoted the majority of our financial resources and efforts to research and development, including preclinical studies and our clinical trials, preparation for commercialization and commercialization activities. Our financial condition and operating results, including our revenues, expenses and net income (loss), have in the past and are likely in the future to fluctuate significantly from quarter to quarter and year to year. For example, we generated revenues of $380.8 million in 2023 as a result of sales of RELYVRIO/ALBRIOZA, but following its withdrawal, we will no longer generate revenues from this product. Accordingly, you should not rely upon the results of any prior quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and may in the future have, an adverse effect on our stockholders’ equity and working capital. As of June 30, 2025, we had an accumulated deficit of $684.0 million.

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

Our operations have consumed substantial amounts of cash since inception. We expect to spend substantial amounts to continue the clinical development of avexitide, the clinical development of AMX0035 in indications other than ALS, and for the preclinical and clinical development of additional product candidates, or in the in-license, acquisition or development of other product candidates or products. If we are unable to obtain additional marketing approvals for avexitide, AMX0035, or for any other current or future product candidates that we develop, in-license or acquire, we may require significant additional amounts of cash in order to continue to develop avexitide, AMX0035, AMX0114 and any other current or future product candidates and fund our operations. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our ongoing and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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

We believe our existing cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to meet our anticipated operating and capital expenditure requirements through 2026. However, our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect our expenses to continue to increase in the long term in connection with our planned operations. Unless and until we can generate a substantial amount of revenue on a sustained basis, if at all, we expect we will be required to finance our future cash needs through public or private equity offerings, royalty-based or debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, your ownership interest may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Securing financing could also require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of avexitide, AMX0035, AMX0114 or any future product candidates.

If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, local and international income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the One Big Beautiful Bill Act, or the OBBBA, was signed into law on July 4, 2025 and made significant changes to the U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Internal Revenue Code of 1986, as amended, or the IRC, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, Federal Deposit Insurance Corporation,

or FDIC, and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the event of the closure of other banks or financial institutions in the future, or that they would do so in a timely fashion.

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

Our future success depends significantly on our ability to successfully develop, and obtain regulatory approvals for and commercialize, avexitide in PBH and AMX0035 in indications other than ALS, including Wolfram syndrome and PSP. Avexitide has been evaluated in five Phase 1 and Phase 2 clinical trials for PBH and has also been studied in Congenital HI. In February 2025, we activated the first sites for the pivotal Phase 3 LUCIDITY clinical trial for avexitide in PBH and in April 2025, we announced that the first participant had been dosed. To date, we have obtained limited clinical trial data supporting AMX0035 in indications other than ALS, having only completed a clinical trial in 95 patients with AD. We are conducting a Phase 2 clinical trial of AMX0035 in Wolfram syndrome, and a global Phase 3 clinical trial of AMX0035 in PSP, and intend to conduct additional clinical trials for other indications and product candidates in the future. Our business success depends heavily on our ability to successfully complete clinical trials for our product candidates. We have completed the IND enabling studies of AMX0114 in ALS and the first site was activated for a Phase 1 multiple ascending dose, placebo-controlled trial in Canada in February 2025. In April 2025, we announced that the first participant of the Phase 1 clinical trial of AMX0114 had been dosed.

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
•
receipt and maintenance of designations from applicable regulatory authorities, including breakthrough designation for avexitide, orphan designation for avexitide and AMX0035 and Fast Track Designation for AMX0114;
•
obtaining and maintaining patent and trade secret protection and regulatory exclusivity for avexitide, AMX0035 or any other current or future product candidates;
•
making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of avexitide, AMX0035, AMX0114 or any other current or future product candidates;
•
entry into collaborations to further the development of avexitide, AMX0035, AMX0114 or any other current or future product candidates;
•
establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•
acceptance of avexitide, AMX0035 or any other products, if and when approved, by patients, the medical community and third-party payors;
•
appropriately identifying patients with the diseases targeted by avexitide, AMX0035, AMX0114 or any other current or future product candidates and accurately estimating the size of applicable patient populations or disease prevalence;
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

In addition, of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of marketing applications to regulatory authorities, and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval for our current or any of our future product candidates, any such approval may be subject to limitations on the indications or uses or the patient populations for which we may market the product. For example, our Phase 3 avexitide trial is in PBH following RYGB surgery, and the FDA may require that we provide additional clinical data to support an indication beyond PBH following RYGB surgery. Additionally, it is unknown whether disruptions and personnel turnover at the FDA, as a result of leadership changes, staff reductions or otherwise, may contribute to uncertainty in the regulatory approval process.

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

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the U.S. or elsewhere without obtaining regulatory approval from the FDA and other comparable foreign regulatory authorities. Regulatory authorities in other jurisdictions may have similar requirements. The time required to obtain approval by the FDA and other comparable foreign regulatory authorities is unpredictable, and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes. In addition, the FDA in any approval needs to determine that there is substantial evidence of effectiveness. This finding can be substantiated based on two adequate and well-controlled studies, or in certain circumstances on a single, large, multicenter, adequate and well-controlled study that is very persuasive or from a single adequate and well-controlled study together with confirmatory evidence. FDA regulations and guidance also allow for greater flexibility and tolerance for uncertainty in the context of rare and fatal diseases.

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

Avexitide, AMX0035, AMX0114 and any current or future product candidates could fail to obtain regulatory approvals, and any of our future product candidates could fail to obtain regulatory approvals, for many reasons, including the following:

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

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market avexitide, AMX0035 or any future product candidate we develop, which would significantly harm our business, results of operations and prospects. There is no assurance that the endpoints and trial designs used for the approval of currently approved drugs for the treatment of neurodegenerative diseases will be acceptable for future approvals, including for avexitide, AMX0035, AMX0114 and any current or future product candidates. Similarly, there is no assurance that the endpoints and trial designs for avexitide will be acceptable for its future approval. The FDA and other comparable foreign authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any product candidate that we develop. Even if we believe the data collected from past or future clinical trials of avexitide, AMX0035 or any other current or future product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority.

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

We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development of avexitide, AMX0035, AMX0114 or any other current or future product candidates.

To obtain regulatory approval to commercialize avexitide, AMX0035, AMX0114 and any other current or future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that such product candidates are safe and effective in humans. Preclinical and clinical testing are expensive and can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful, which could impact our ability to obtain regulatory approvals for avexitide, AMX0035, AMX0114 or any other current or future product candidates.

We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize avexitide, AMX0035, AMX0114 or any other current or future product candidates we develop, including:

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
•
the number of subjects or patients required for clinical trials of avexitide, AMX0035 and AMX0114 in an indication or any future product candidate may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than we anticipate;
•
our third-party contractors, including those manufacturing avexitide, AMX0035, AMX0114 or any other current or future product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
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
•
regulators, IRBs or other reviewing bodies may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, or the supply or quality of avexitide, AMX0035, AMX0114 or any other current or future product candidate or other materials necessary to conduct clinical trials of avexitide, AMX0035, AMX0114 or any other current or future product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and

•
the potential for approval policies or regulations of the FDA or any other applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

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

Avexitide, AMX0035, AMX0114 or any future product candidate may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.

Undesirable side effects caused by avexitide, AMX0035, AMX0114 or any future product candidate, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our preclinical studies or clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In clinical trials to date of avexitide, avexitide was generally well-tolerated. The most common AEs were injection site bruising, headache, and nausea; these occurred more often with placebo than either avexitide dose. However, there can be no guarantee that we would observe a similar tolerability profile of avexitide in future clinical trials or for other indications.

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

Many compounds that initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound. If unacceptable or severe side effects arise in the development of avexitide, AMX0035, AMX0114 or any other current or future product candidates, we, the FDA or comparable foreign regulatory authorities, the IRBs, or independent ethics committees at the institutions in which our trials are conducted, or the independent safety monitoring committee could suspend or terminate our clinical trials or regulatory authorities could order us to cease clinical trials or deny approval of avexitide, AMX0035, AMX0114 or any other current or future product candidates for any or all targeted indications. Treatment-emergent side effects that are deemed to be drug-related could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Undesirable side effects in one of our clinical trials for AMX0035 in one indication or avexitide could adversely affect enrollment in clinical trials, regulatory approval and commercialization of AMX0035 in other indications or avexitide. Additionally, there may be negative findings regarding components of avexitide, AMX0035, AMX0114 or future product candidates by other parties. Any negative findings by third parties may impact the future approvability or labeling of avexitide, AMX0035, AMX0114 or other product candidates we may develop. In addition, side effects may not be appropriately recognized or managed by the treating medical staff. Inadequate training in recognizing or managing the potential side effects of avexitide, AMX0035, AMX0114 or any future product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

Bitter taste was frequently observed in our clinical trials of AMX0035. While bitter taste, by itself, does not present a safety risk for patients, it may lead to higher levels of patient non-compliance, which could have the effect of reducing the observed efficacy of AMX0035 in our clinical trials, or limit its commercial adoption. AMX0035 is a combination of TURSO and PB. PB has been approved by the FDA and other regulatory authorities for the treatment of patients with certain urea cycle disorders and TURSO has been approved in Italy for diseases of cirrhotic liver disorders such as primary biliary cirrhosis. It is possible that one or more of the active moieties in AMX0035 has also been approved by the FDA or other regulatory authorities. Even if AMX0035 receives marketing approval and is commercialized in a jurisdiction, we would continue to be subject to the risks that the applicable regulatory authorities could revoke approval of PB or TURSO or any active moiety in AMX0035, if applicable, or that efficacy, manufacturing or supply issues could arise with PB or TURSO or any active moiety in AMX0035, if applicable. This could result in our own products being removed from the market or being less commercially successful.

Finally, clinical trials of avexitide, AMX0035 and AMX0114 are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of avexitide, AMX0035, AMX0114 or any other current or future product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects.

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

We may not be successful in our efforts to expand our pipeline by identifying additional product candidates or indications and modifications for which to investigate avexitide, AMX0035 or AMX0114 in the future. We may expend our limited resources to pursue particular product candidates or indications or formulations for avexitide, AMX0035, AMX0114 and fail to capitalize on such product candidates or indications or formulations of avexitide, AMX0035 or AMX0114 that may be more profitable or for which there is a greater likelihood of success.

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

We plan to conduct several clinical trials for AMX0035 in parallel over the next several years, including clinical trials in patients with Wolfram syndrome, PSP and other indications, which may make our decision as to which indication to prioritize more difficult. Moreover, we intend to conduct a clinical trial of avexitide in PBH and may conduct others in other indications as well. As a result, we may forgo or delay pursuit of opportunities with other indications that we believe could have had greater commercial potential or likelihood of success. In addition, we are continuing to evaluate plans to explore the use of AMX0035 in patients with AD, and other product candidates in ALS and additional neurodegenerative diseases. However, we may focus on or pursue one or more of our target indications over other potential indications and product candidates and such development efforts may not be successful, which would cause us to delay the clinical development and approval of avexitide, AMX0035, AMX0114 and other product candidates. Furthermore, research activities to identify additional indications for avexitide, AMX0035, AMX0114 and other product candidates require substantial technical, financial, and human resources. We may not successfully develop these additional modifications for chemistry-related, stability-related, or other reasons. We have completed the IND-enabling studies of AMX0114, a potent antisense oligonucleotide targeting inhibition of Calpain-2, a key contributor to the axonal (also known as Wallerian) degeneration pathway, and began the Phase 1 multiple ascending dose, placebo-controlled trial in Canada in February 2025, with the first patient dosed in April 2025. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for specific indications or formulations of avexitide, AMX0035 or for AMX0114 or other product candidates may not yield any commercially viable products.

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

We have received and may in the future seek Fast Track Designation by the FDA for a product candidate that we develop, and we may be unsuccessful. If we are successful, the designation may not actually lead to a faster development or regulatory review or approval process.

In June 2025, we announced receipt of Fast Track Designation for AMX0114 for the treatment of ALS. We may in the future seek Fast Track Designation for product candidates we develop. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development activities.

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

The advancement of avexitide, AMX0035, AMX0114 and any other current or future product candidates and development programs or activities, will require substantial additional cash to fund expenses. For some indications of avexitide, AMX0035, AMX0114 or other current or future product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies with respect to development and potential commercialization. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain regulatory approval for product candidates from foreign regulatory authorities, we may enter into collaborations with international biotechnology or pharmaceutical companies for the commercialization of such product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA or other comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop avexitide, AMX0035, AMX0114 or any other current or future product candidates or bring them to market and generate product revenue.

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

We have entered and may in the future enter into collaborations with third parties for the development and commercialization of avexitide, AMX0035, AMX0114 or any other current or future product candidates, and our prospects with respect to avexitide, AMX0035, AMX0114 and our other current or future product candidates will depend in significant part on the success of those collaborations.

We may rely on collaborations for the development and future commercialization of avexitide, AMX0035, AMX0114 and any other current or future product candidates. For example, we may utilize a variety of distribution, collaboration and other marketing arrangements with one or more third parties to facilitate commercialization of avexitide or AMX0035 or to identify novel drug candidates for neurodegenerative or other diseases. Our likely collaborators for any distribution, development, sales, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into such collaborations, we may have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of avexitide, AMX0035 or any other current or future product candidates. Our ability to generate revenues from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

Collaborations involving avexitide, AMX0035, AMX0114 and any other current or future product candidates pose a number of risks, including the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•
collaborators may not perform their obligations as expected;
•
collaborators may not pursue development and commercialization of avexitide, AMX0035, AMX0114 or any future product candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with avexitide, AMX0035, AMX0114 or any of our other current or future product candidates;
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

We currently engage third-party manufacturers to provide the APIs of avexitide and AMX0035 and for the final drug product formulation of avexitide and AMX0035 that is or will be being used in our clinical trials and for expanded access and commercial supply, as applicable, and we engage separate third parties for the blending and packaging of finished clinical materials. We must be able to demonstrate comparability of drug substance across suppliers along with stability data across suppliers. We currently rely on single manufacturers to supply each of our APIs. Although we believe that there are several potential alternative manufacturers who could manufacture each of the APIs in avexitide and AMX0035, we may incur added costs and delays in identifying and qualifying any such replacement. Moreover, the extent to which rising demand in certain APIs, geopolitical events, global health crises or economic policies, including tariffs, may impact our ability to procure sufficient supplies for the development of avexitide and AMX0035, and any other current or future products and product candidates will depend on whether the economic challenges caused by such events continue to impact the global economy and supply chains, among many other factors. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all, to meet the clinical demands, the validation requirements for an NDA filing or the potential commercial demands. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of avexitide, AMX0035 or any other current or future product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of avexitide and AMX0035, and the costs of manufacturing could be prohibitive.

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

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations similar to those under consideration at the federal level, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, restrictions or other limitations on patient assistance, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards, or PDABs, and similar entities.

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

In the U.S., to help patients afford our approved product, we offer programs to assist them or support third-party organizations’ programs to assist patients, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. The HHS Office of Inspector General, or OIG, has issued guidance warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.

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

U.S. and global markets have recently been experiencing volatility and disruption caused by economic uncertainty, including as a result of geopolitical instability, ongoing military conflicts, a new U.S. presidential administration and accompanying regulatory activities and economic policies, events related thereto, such as changes to candidates or political unrest or otherwise, and high inflation and interest rates. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which contributed to record inflation globally. In addition, global markets may experience additional disruptions as a result of the current Israel-Hamas conflict and the conflict in the Middle East. We are continuing to monitor inflation, the situations in Ukraine and Israel and global capital markets and assessing their potential impact on our business, including the impact on the supply chains we rely on for the manufacture of avexitide, AMX0035, AMX0114 or any other current or future product candidates.

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

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing have been reported by some within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

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

We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by other entities and may have commitments under consulting or advisory contracts with those entities that may limit their availability to us. If we are unable to continue to attract and retain highly qualified personnel, our ability to develop avexitide, AMX0035, AMX0114 or any other current or future product candidates will be limited.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, from January 7, 2022, the first day that our stock traded on the Nasdaq Global Select Market, through June 30, 2025, our stock has traded within a range of a high price of $41.93 and a low price of $1.58 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

•
the commencement, enrollment or results of our ongoing and future preclinical studies and clinical trials, or any future preclinical studies or clinical trials, we may conduct of avexitide, AMX0035, AMX0114 and any other current or future product candidates, or changes in the development status of our current and any future product candidates;
•
any additional regulatory submissions for avexitide, AMX0035, AMX0114 or any other current or future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such submissions, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
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
•
unanticipated serious safety concerns related to the use of avexitide, AMX0035, AMX0114 and any other current or future product candidates;
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
•
general political, geographical, and economic conditions, including the impact of global health crises such as the COVID-19 pandemic, historically high inflation, elevated interest rates, the ongoing wars in Ukraine and Israel, the ongoing wars in the Middle East and a new U.S. presidential administration and accompanying regulatory activities and economic policies; and
•
other events or factors, many of which are beyond our control.

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

Adverse macroeconomic conditions or market volatility resulting from national or global economic developments, political unrest, high inflation, elevated interest rates, international tariffs, changes in international trade relationships and military conflicts, such as the ongoing conflict between Russia and Ukraine, potential for significant changes in U.S. policies or regulatory environment or other factors, could materially and adversely affect our business operations. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. For example, in early 2025, the U.S. imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S., and is likely to continue to result in more retaliatory tariffs. The Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. In addition, any deterioration in the macro-economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. A severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all.

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

We no longer qualify as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and as such we no longer are entitled to rely on exemptions from certain compliance requirements that are applicable to companies that are emerging growth companies. These requirements include, but are not limited to:

•
engaging an independent registered public accounting firm to provide an attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;
•
submitting certain executive compensation matters to stockholder advisory votes; and
•
disclosing a compensation discussion and analysis, including disclosure regarding certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

We are a smaller reporting company, and commencing December 31, 2025, we will become a non-accelerated filer due to our public float at June 30, 2025. We cannot be certain if the reduced reporting requirements applicable to smaller reporting companies or non-accelerated filers will make our common stock less attractive to investors.

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

In addition, based on the market value of our common stock that was held by non-affiliates as of June 30, 2025, we will become a non-accelerated filer in fiscal year 2026. For as long as we continue to be a non-accelerated filer, we may choose to take advantage of not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404(b) of SOX. Pursuant to Section 404(a) of SOX, we are required to furnish a report by our management on our internal control over financial reporting. However, beginning with our Annual Report on Form 10-K for the year ending December 31, 2025 and while we remain a non-accelerated filer, we will not be required to include an attestation report issued by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

We cannot predict whether investors will find our common stock less attractive because we may rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

A significant portion of our total outstanding shares may be sold into the market, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 28, 2025, we had outstanding 89,167,432 shares of common stock, which may be resold in the public market immediately without restriction, unless held by our affiliates.

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

Pursuant to Section 404, our management is required to assess and report annually on the effectiveness of our internal control over financial reporting and to identify any material weaknesses in our internal control over financial reporting. As a result of no longer qualifying as an emerging growth company as defined in the JOBS Act and becoming a large accelerated filer, we were also required to comply with, among other requirements, the auditor attestation requirements of Section 404(b). As we will become a non-accelerated filer in fiscal year 2026, beginning with our Annual Report on Form 10-K for the year ending December 31, 2025 and while we remain a non-accelerated filer, we will not be required to include an attestation report issued by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting, though we may choose to voluntarily provide such attestation report.

Preparing such attestation report and the cost of compliance with reporting requirements has and will continue to increase our expenses and require significant management time. Investors may find our common stock less attractive because of the additional compliance costs. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The rules governing the standards that must be met for management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. In connection with our and our independent registered public accounting firm’s evaluations of our internal control over financial reporting, we may need to continue upgrading systems, including information technology, implement additional financial and management controls, reporting systems, and procedures, and hiring additional accounting and finance staff.

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

Ownership changes occurred in the years ended December 31, 2016 and 2023. In general, under Sections 382 and 383 of the IRC, and corresponding provisions of state law, a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change NOL or tax credit carryforwards to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least five percent of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the IRC. Our existing federal and state NOL and research and development tax credit carryforwards may be subject to limitations arising from these future ownership changes. Accordingly, we may not be able to utilize a material portion of these carryforwards.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)

During the three months ended June 30, 2025, no officers or directors of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K of the Exchange Act, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) except as described below:

•
Gina M. Mazzariello, our Chief Legal Officer and General Counsel, adopted a new Rule 10b5-1 trading plan on May 13, 2025, which is scheduled to expire on December 31, 2025. The aggregate number of shares of our common stock authorized to be sold under this new arrangement is 30,000, which includes shares that may be withheld or sold to cover withholding taxes at the time of vesting.

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

AMYLYX PHARMACEUTICALS, INC.

Date: August 7, 2025	By:	/s/ Joshua B. Cohen
Joshua B. Cohen
Co-Chief Executive Officer

	By:	/s/ Justin B. Klee
Justin Klee
Co-Chief Executive Officer

	By:	/s/ James M. Frates
James M. Frates
Chief Financial Officer