Form 10-Q
period 2025-09-30
Amylyx Pharmaceuticals, Inc.
filed 2025-11-06
CIK 1658551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 27, 2025, the registrant had 109,819,569 shares of common stock, $0.0001 par value per share, outstanding.

AMYLYX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, express or implied statements about:

•
our ability to obtain regulatory approvals of avexitide in post-bariatric hypoglycemia, or PBH, or any other indications, or AMX0035 in Wolfram syndrome, or any other indications, or any other current or future product candidates;
•
the timing, progress and results of our research and development activities, preclinical studies and clinical trials, including the Phase 3 clinical program for avexitide in PBH, known as the LUCIDITY trial, our Phase 1 clinical trial of AMX0114 for the treatment of amyotrophic lateral sclerosis, or ALS, known as the LUMINA trial, as well as any other development efforts, preclinical studies and clinical trials for our current and any future product candidates;
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
•
the effect of unfavorable macroeconomic conditions or market volatility resulting from global economic conditions or geopolitical developments, including fluctuating interest rates and inflation and capital market disruptions, changes in governmental agencies, government shutdowns, international tariffs, trade protection measures, economic sanctions and potential economic slowdowns or recessions, or similar events, on our business; and

•
other statements about future events, including those listed under the section titled “Risk Factors.”

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

Item 1. Financial Statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$225,178	$77,391
Marketable securities	118,812	99,110
Accounts receivable, net	132	447
Prepaid expenses and other current assets	9,261	12,484
Total current assets	353,383	189,432
Property and equipment, net	399	961
Restricted cash equivalents	983	1,446
Operating lease right-of-use assets	5,476	1,771
Other assets	2,500	24
Total assets	$362,741	$193,634
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,339	$2,939
Accrued expenses	19,471	23,949
Operating lease liabilities, current portion	981	1,518
Total current liabilities	25,791	28,406
Operating lease liabilities, net of current portion	4,954	463
Total liabilities	30,745	28,869
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 109,766,382 and 68,629,738 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	11	7
Additional paid-in capital	1,049,598	771,542
Accumulated deficit	(718,428)	(606,692)
Accumulated other comprehensive income (loss)	815	(92)
Total stockholders’ equity	331,996	164,765
Total liabilities and stockholders’ equity	$362,741	$193,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue, net	$—	$416	$—	$88,036
Operating expenses:
Cost of sales	—	—	—	5,953
Cost of sales - inventory impairment and loss on firm purchase commitments	—	809	—	118,680
Acquired in-process research and development	—	36,203	—	36,203
Research and development	19,855	21,237	69,191	81,192
Selling, general and administrative	16,172	17,828	47,495	97,234
Restructuring expenses	—	—	—	22,851
Total operating expenses	36,027	76,077	116,686	362,113
Loss from operations	(36,027)	(75,661)	(116,686)	(274,077)
Other income, net:
Interest income	1,821	3,098	6,012	11,493
Other expense, net	(180)	(141)	(1,062)	(1,371)
Total other income, net	1,641	2,957	4,950	10,122
Loss before income taxes	(34,386)	(72,704)	(111,736)	(263,955)
Provision for income taxes	—	—	—	242
Net loss	$(34,386)	$(72,704)	$(111,736)	$(264,197)

Net loss per share — basic and diluted	$(0.37)	$(1.07)	$(1.25)	$(3.89)
Weighted-average shares used in computing net loss per share — basic and diluted	93,332,930	68,091,446	89,417,505	67,990,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(34,386)	$(72,704)	$(111,736)	$(264,197)
Other comprehensive income
Foreign currency translation gain	176	301	1,051	100
Net unrealized gain (loss) on available-for-sale securities	89	437	(144)	344
Other comprehensive income	265	738	907	444
Comprehensive loss	$(34,121)	$(71,966)	$(110,829)	$(263,753)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	68,629,738	$7	$771,542	$(92)	$(606,692)	$164,765
Issuance of common stock upon financing, net of issuance costs	19,714,285	2	65,575	—	—	65,577
Issuance of common stock upon exercise of stock options	36,310	—	57	—	—	57
Issuance of common stock upon vesting of RSUs	700,488	—	—	—	—	—
Stock-based compensation expense	—	—	6,833	—	—	6,833
Other comprehensive income	—	—	—	92	—	92
Net loss	—	—	—	—	(35,907)	(35,907)
Balance as of March 31, 2025	89,080,821	$9	$844,007	$—	$(642,599)	$201,417
Issuance of common stock upon exercise of stock options	855	—	2	—	—	2
Issuance of common stock upon vesting of RSUs	74,674	—	—	—	—	—
Stock-based compensation expense	—	—	7,350	—	—	7,350
Other comprehensive income	—	—	—	551	—	551
Net loss	—	—	—	—	(41,443)	(41,443)
Balance as of June 30, 2025	89,156,350	$9	$851,359	$551	$(684,042)	$167,877
Issuance of common stock upon financing, net of issuance costs	20,125,000	2	$190,735			190,737
Issuance of common stock upon exercise of stock options	95,787	—	428	—	—	428
Issuance of common stock upon vesting of RSUs	389,245	—	—	—	—	—
Stock-based compensation expense	—	—	7,076	—	—	7,076
Other comprehensive income	—	—	—	264	—	264
Net loss	—	—	—	—	(34,386)	(34,386)
Balance as of September 30, 2025	109,766,382	$11	$1,049,598	$815	$(718,428)	$331,996

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	67,707,432	$7	$738,177	$197	$(304,949)	$433,432
Issuance of common stock upon exercise of stock options	49,618	—	147	—	—	147
Issuance of common stock upon vesting of RSUs	218,537	—	—	—	—	—
Stock-based compensation expense	—	—	9,924	—	—	9,924
Other comprehensive loss	—	—	—	(274)	—	(274)
Net loss	—	—	—	—	(118,793)	(118,793)
Balance as of March 31, 2024	67,975,587	$7	$748,248	$(77)	$(423,742)	$324,436
Issuance of common stock upon exercise of stock options	59,981	—	23	—	—	23
Issuance of common stock upon vesting of RSUs	43,489	—	—	—	—	—
Stock-based compensation expense	—	—	9,570	—	—	9,570
Other comprehensive loss	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(72,700)	(72,700)
Balance as of June 30, 2024	68,079,057	$7	$757,841	$(97)	$(496,442)	$261,309
Issuance of common stock upon exercise of stock options	36,799	—	57	—	—	57
Issuance of common stock upon vesting of RSUs	429,652	—	—	—	—	—
Stock-based compensation expense	—	—	6,803	—	—	6,803
Other comprehensive income	—	—	—	738	—	738
Net loss	—	—	—	—	(72,704)	(72,704)
Balance as of September 30, 2024	68,545,508	$7	$764,701	$641	$(569,146)	$196,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(111,736)	$(264,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	21,259	26,297
Depreciation expense	417	744
Accretion of investment discounts, net	(4,469)	(8,065)
Inventory impairment and loss on firm purchase commitments	—	118,680
Charge for purchase of IPR&D assets	—	36,203
Other non-cash items	264	827
Changes in operating assets and liabilities:
Accounts receivable, net	315	38,319
Inventories	—	(9,253)
Interest receivable	18	303
Prepaid expenses and other current assets	3,302	5,496
Operating lease right-of-use assets	1,435	1,450
Other assets	24	216
Accounts payable	305	(20,574)
Accrued expenses	(5,389)	(33,415)
Operating lease liabilities	(1,185)	(1,670)
Net cash used in operating activities	(95,440)	(108,639)
Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(52)	(137)
Purchases of IPR&D assets, including transaction costs	—	(36,203)
Purchases of investments	(201,377)	(231,986)
Proceeds from maturities of marketable securities	186,000	279,000
Net cash (used in) provided by investing activities	(15,429)	10,674
Cash flows provided by financing activities:
Proceeds from financings, net of issuance costs	256,688	—
Proceeds from exercise of stock options and RSUs vesting	3,701	1,984
Withholding taxes paid on stock-based awards	(3,152)	(1,746)
Net cash provided by financing activities	257,237	238
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	956	87
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	147,324	(97,640)
Cash, cash equivalents and restricted cash equivalents, beginning of period	78,837	170,920
Cash, cash equivalents and restricted cash equivalents, end of period	$226,161	$73,280
Reconciliation of cash, cash equivalents and restricted cash equivalents:
Cash and cash equivalents	$225,178	$71,839
Restricted cash equivalents	983	1,441
Total cash, cash equivalents and restricted cash equivalents:	$226,161	$73,280
Supplemental disclosure of cash flow information:
Other assets included in accounts payable and accrued expenses	$2,500	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,140	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business

Amylyx Pharmaceuticals, Inc., together with its wholly-owned subsidiaries, known as Amylyx or the Company, is a clinical-stage pharmaceutical company with a mission to develop novel therapies for communities with high unmet medical needs. The Company has preclinical and clinical development programs underway in endocrine conditions and neurodegenerative diseases. The Company is currently developing three investigational therapies for potential impact across several diseases: avexitide in PBH, AMX0035 in Wolfram syndrome and AMX0114 in ALS.

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

To continue its development efforts, the Company may need to obtain substantial additional funding through public or private equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements in order to fund its research and development and ongoing operating expenses. The Company may not be able to obtain financing on acceptable terms, when needed or at all, and the Company may not be able to enter into collaborations, strategic alliances or licensing arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Any collaborations, strategic alliances or licensing arrangements may require the Company to relinquish rights to certain of its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company. If the Company is unable to obtain funding, the Company could be forced to delay, limit, reduce or eliminate some or all of its research and development programs, pipeline expansion or future commercialization efforts or grant rights to develop and market product candidates, which could adversely affect its business prospects. Although management will continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations when needed or at all.

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

3. MARKETABLE SECURITIES

The Company has classified all of its marketable securities at September 30, 2025 as “available-for-sale”. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included as a separate component of other accumulated comprehensive loss. There were no realized gains or losses recognized during the three and nine months ended September 30, 2025 and 2024.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific identification method. The Company includes interest and dividends on securities classified as available-for-sale in interest income. Accrued interest receivable relating to the Company’s available-for-sale securities is presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, and amounted to less than $0.1 million and $0.1 million at September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025, there were no securities in an unrealized loss position for greater than 12 months. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of September 30, 2025.

Marketable securities, which are classified as available-for-sale, consisted of the following (in thousands):

Balance at September 30, 2025:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury bills	$118,786	$30	$(4)	$118,812
Total marketable securities	$118,786	$30	$(4)	$118,812

Balance at December 31, 2024:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury bills	$98,939	$171	$—	$99,110
Total marketable securities	$98,939	$171	$—	$99,110

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued external research and development	$5,239	$4,353
Accrued employee compensation and benefits	9,806	9,992
Accrued manufacturing	—	500
Accrued consulting and other professional fees	1,701	1,974
Accrued rebates	2,458	5,334
Accrued loss on future purchase commitments	—	1,538
Other accrued expenses	267	258
Total accrued expenses	$19,471	$23,949

5. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$202,071	$—	$—	$202,071
Restricted cash equivalents	983	—	—	983
Treasury bills	118,812	—	—	118,812
Total financial assets	$321,866	$—	$—	$321,866

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$37,550	$—	$—	$37,550
Restricted cash equivalents	1,446	—	—	1,446
Treasury bills	99,110	—	—	99,110
Total financial assets	$138,106	$—	$—	$138,106

The Company classifies its money market funds, including restricted cash equivalents, and treasury bills as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices for identical assets in active markets without any valuation adjustment.

6. Stock Option and Grant Plan

Stock Incentive Plan

General Option Information

A summary of option activity for the nine months ended September 30, 2025 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	7,728,707	$14.34	7.5	$3,584
Granted	2,425,446	$3.95
Exercised	(132,952)	$3.66		$869
Cancelled or forfeited	(422,239)	$13.57
Outstanding at September 30, 2025	9,598,962	$11.89	7.5	$52,566
Options exercisable as of September 30, 2025	5,052,175	$14.97	6.3	$18,552
Options unvested as of September 30, 2025	4,546,787	$8.48	8.8	$34,014
Weighted average grant-date fair value of options granted during the period	$3.29

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024 was $0.9 million and $0.8 million, respectively.

The total fair value of stock options vested during the nine months ended September 30, 2025 and 2024 was $14.6 million and $28.2 million, respectively.

Restricted Stock Unit Activity

A summary of restricted stock unit, or RSU, activity for the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	2,212,905	$10.96
Granted	1,939,536	$3.93
Vested	(1,164,407)	$7.02
Forfeited	(229,339)	$6.26
Nonvested as of September 30, 2025	2,758,695	$8.06

Performance-Based Restricted Stock Unit Activity

In 2025, the Company granted performance-based restricted stock units, or PSUs, whereby vesting depends upon the occurrence of certain milestone events, or the 2025 PSUs. When achievement of a milestone event becomes probable, compensation cost will be recognized from the grant date over the requisite service period and a cumulative catch-up adjustment will be recorded to reflect the portion of the employees' requisite service that has been provided to date. As of September 30, 2025, none of the milestone events related to the 2025 PSUs had been deemed probable of being achieved.

A summary of PSU activity for the nine months ended September 30, 2025, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	—	$—
Granted	2,189,724	$5.92
Vested	—	$—
Forfeited	(100,230)	$4.09
Nonvested as of September 30, 2025	2,089,494	$6.01

Summary of Stock-Based Compensation Expense

Stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$1,627	$1,834	$5,409	$6,995
Selling, general and administrative	5,449	4,969	15,850	19,302
Total stock-based compensation expense	$7,076	$6,803	$21,259	$26,297

The following table summarizes unrecognized stock-based compensation expense as of September 30, 2025, by type of awards (in thousands), and the weighted-average period over which that expense is expected to be recognized (in years). The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	September 30, 2025
	Unrecognized Expense	Weighted-average Recognition Period
Stock options	$23,925	2.05
Restricted stock units	$16,975	2.55
Performance-based restricted stock units	$12,557	—

7. STOCKHOLDERS’ EQUITY

Common Stock

Under the Company’s Fourth Amended and Restated Certificate of Incorporation, or the certificate of incorporation, each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote provided, however, that, except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Company’s certificate of incorporation that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the certificate of incorporation or pursuant to the Delaware General Corporation Law. Holders of common stock are entitled to receive dividends, as may be declared by the Company’s Board of Directors, if any, subject to the preferential dividend rights of the preferred stock. No dividends were declared or paid during the nine months ended September 30, 2025 and 2024.

On January 13, 2025, the Company closed an underwritten public offering of 19,714,285 shares of its common stock at a public offering price of $3.50 per share. The net proceeds from this offering were approximately $65.5 million, after deducting underwriting discounts and commissions and offering expenses.

On September 10, 2025, the Company closed an underwritten public offering of 20,125,000 shares of its common stock at a public offering price of $10.00 per share. The net proceeds from this offering were approximately $190.7 million, after deducting underwriting discounts and commissions and offering expenses.

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

Because the Company reports a net loss attributable to common stockholders, basic and diluted net loss per share attributable to common stockholders are the same for both periods presented. All stock options, RSUs and PSUs units were excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact for the three and nine months ended September 30, 2025. The following stock options, RSUs and PSUs outstanding at each period end have been excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	9,598,962	8,343,751	9,598,962	8,343,751
Restricted stock units	2,758,695	2,267,734	2,758,695	2,267,734
Performance-based restricted stock units	2,089,494	—	2,089,494	—
Total excluded common stock equivalents	14,447,151	10,611,485	14,447,151	10,611,485

9. Commitments and Contingencies

Letter of Credit

Restricted cash equivalents consist of $0.9 million of cash serving as collateral for a letter of credit issued for the Company’s office spaces, and $0.1 million as collateral for a corporate credit card program. As of September 30, 2025 and December 31, 2024, the Company’s restricted cash equivalents balance was $1.0 million and $1.4 million on its condensed consolidated balance sheets, respectively.

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

On August 12, 2024, the case was transferred from the U.S. District Court for the Southern District of New York to the U.S. District Court for the District of Massachusetts, or the Court, and assigned docket number 1:24-CV-12068. Following the transfer, on September 6, 2024, defendants moved to dismiss the Shih Complaint. On September 30, 2025, the Court issued an order finding that the majority of the alleged misstatements are inactionable, but ultimately denied the motion to dismiss. The Company filed an answer on October 30, 2025.

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

On July 2, 2025, a second derivative complaint was filed in the Court against certain current and former directors and officer defendants, naming the Company as nominal defendant (Hassine v. Cohen, et al., 1:25-CV-11879, or the Hassine Derivative Complaint and, together with the Jones Derivative Complaint, the Derivative Complaints”). The substantive allegations mirror those of the Shih Complaint but also include claims for alleged violations of Sections 14(a), 10(b), and 21D of the Exchange Act, breach of fiduciary duty, and certain other common law claims. The Hassine Derivative Complaint seeks unspecified damages to be awarded to the Company along with interest, costs, and attorneys’ fees, restitution, and certain corporate governance and internal procedural reforms and improvements. On July 16, 2025, the parties to both derivative cases moved the Court to consolidate the Hassine Derivative Complaint with the Jones Derivative Complaint and stay the action according to the terms of the previously entered stay of the Jones Derivative Complaint. The Court approved the motion on July 22, 2025. Now that the motion to dismiss the Shih Complaint has been resolved, the parties will meet and confer to either extend the stay or propose a schedule for the consolidated derivative action, as provided in the order staying the action.

We intend to defend against the Shih Complaint and Derivative Complaints vigorously. At this time, an estimate of the impact, if any, of the claims made in the Shih Complaint and Derivative Complaints cannot be made.

Royalty Payments

The Company has entered into a limited number of grant and royalty agreements that include payment obligations contingent upon future events, such as commercialization or the receipt of proceeds from revenue-generating transactions related to the underlying technologies. As the conditions that would trigger royalty payments have not been met, no amounts have been recorded in the consolidated financial statements.

Purchase Commitments

The Company enters into agreements in the normal course of business with contract manufacturing organizations, or CMOs, for raw material purchases and manufacturing services. As of September 30, 2025, there are no amounts committed under these agreements.

Facility Leases

In September 2024, the Company entered into a lease agreement for the lease of approximately 15,000 square feet of office space in Cambridge, Massachusetts, which serves as the Company's corporate headquarters facility. The lease commenced on June 1, 2025, at which time the Company recognized a right-of-use, or ROU, asset and corresponding lease liability of $5.1 million. The initial lease term is approximately 67 months with rental payments beginning seven months after the lease commencement. In addition to base rent, the Company will reimburse the landlord for certain operating expenses under the terms of the lease. The Company has the option to extend the lease one time for an additional five-year period, subject to the terms therein; however, the exercise of the option to extend the lease term was not determined to be reasonably certain, and the Company will therefore recognize lease expense through the expiration of the initial lease term ending in December 2030.

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

The fair value was allocated to acquired in-process research and development, or IPR&D, assets with no alternative future use for these assets at the closing of the acquisition. As a result, the Company recorded a charge of $36.2 million related to acquired IPR&D expense on the condensed consolidated statements of operations during the three and nine months ended September 30, 2024, and no IPR&D expense was recorded during the three and nine months ended September 30, 2025.

As part of the transaction, the Company assumed royalty obligations between 4% and 7% on future sales owed to certain academic institutions and individuals. The Company will recognize these royalty payments related to avexitide in the period in which the achievement of the underlying milestones becomes probable. There were no other contingent obligations or assumed liabilities from the acquisition as of September 30, 2024 or September 30, 2025.

11. Segments

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

The following table reconciles segment revenue and expenses to consolidated net loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue, net	$—	$416	$—	$88,036

Less[1,5]:
Cost of sales[2]	—	809	—	124,633
Direct research and development expenses by program:
Avexitide	4,886	108	17,417	108
AMX0035 - PSP	2,995	4,937	14,704	12,671
AMX0035 - ALS	382	4,440	1,646	28,258
Other programs	3,651	4,085	10,918	8,856
Acquired in-process research and development	—	36,203	—	36,203
Personnel-related research and development[3]	7,941	7,667	24,506	31,299
Selling, general and administrative	16,172	17,828	47,495	97,234
Restructuring expenses	—	—	—	22,851
Provision for income taxes	—	—	—	242
Interest income	(1,821)	(3,098)	(6,012)	(11,493)
Other segment items[4]	180	141	1,062	1,371
Net loss	$(34,386)	$(72,704)	$(111,736)	$(264,197)

1. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. As the Company has one reportable segment, there were no intersegment eliminations for the three and nine months ended September 30, 2025 and 2024.

2. Includes inventory impairment and loss on firm purchase commitments of $0.8 million and $118.7 million during the three and nine months ended September 30, 2024, respectively.

3. The Company does not allocate personnel and other similar costs to specific programs because these costs are deployed across multiple programs.

4. Other segment items primarily consists of net realized and unrealized losses on foreign exchange transactions.

5. Depreciation and amortization expense of $0.1 million and $0.4 million during the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.7 million during the three and nine months ended September 30, 2024, respectively, are allocated across the significant expense captions.

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

Overview

We are a clinical-stage pharmaceutical company with a mission to develop novel therapies for communities with high unmet medical needs. We have preclinical and clinical development programs underway in endocrine conditions and neurodegenerative diseases. We are advancing a pipeline in which we have matched investigational therapies with diseases where we believe they can make the greatest impact, based on well-defined mechanistic rationale, clear clinical outcomes and biomarkers, and rigorous preclinical data, agnostic of modality. We are currently developing three investigational therapies for potential impact across several diseases: avexitide in PBH, AMX0035 in Wolfram syndrome and AMX0114 in ALS. In addition, we are collaborating with Gubra A/S, an industry leader in peptide-based drug discovery, to develop a novel long-acting GLP-1 receptor antagonist. We expect to make a decision on a potential development candidate in the next few months, and pending a candidate nomination, expect to initiate Investigational New Drug (IND)-enabling studies.

Our lead investigational asset is avexitide, a first-in-class inhibitor of glucagon-like peptide-1, or GLP-1, receptor activity. Avexitide has been evaluated as a treatment for PBH and congenital hyperinsulinism, or HI, two indications characterized by hyperinsulinemic hypoglycemia. The U.S. Food and Drug Administration, or the FDA, has granted avexitide Breakthrough Therapy Designation for both PBH and congenital HI, Rare Pediatric Disease Designation in congenital HI, and Orphan Drug Designation for the treatment of hyperinsulinemic hypoglycemia (which includes PBH and congenital HI).

PBH is a condition that is estimated to affect about 160,000 people in the U.S., or approximately 8% of people in the U.S. who have undergone the two most common types of bariatric surgery: sleeve gastrectomy and Roux-en-Y gastric bypass (or RYGB surgery). Currently, there are no FDA-approved therapies for PBH. PBH is thought to be caused by an excessive GLP-1 response, leading to hypoglycemia and impaired quality of life. Clinical manifestations can include impaired cognition, loss of consciousness, and seizures. Avexitide is designed to bind to the GLP-1 receptor on pancreatic islet beta cells and inhibit the effects of excessive GLP-1 in PBH, mitigating hypoglycemia by decreasing insulin secretion and stabilizing blood glucose levels.

In April 2025, we dosed the first participant for the pivotal Phase 3 LUCIDITY clinical trial for avexitide in PBH following RYGB surgery. LUCIDITY (NCT06747468) is a multicenter, randomized, double-blind, placebo-controlled, 16-week clinical trial evaluating the efficacy and safety of avexitide in participants with PBH following RYGB surgery. The Phase 3 trial is being conducted at approximately 20 sites in the U.S. Approximately 75 participants will be randomized 3:2 to receive either 90 mg of avexitide subcutaneously once daily or placebo. Participants who complete the 16-week double-blind period of the ongoing study will be eligible to enter an open-label extension, or OLE, period with a duration of 32 weeks. The primary efficacy objective of LUCIDITY is to evaluate the FDA-agreed primary endpoint of reduction in the composite of Level 2 and Level 3 hypoglycemic events through Week 16. Safety and tolerability will also be evaluated. We expect to complete recruitment in the first quarter of 2026, with topline data expected in the third quarter of 2026. We continue to expect to commercially launch avexitide in 2027, if approved.

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

In December 2024, we announced a collaboration with Gubra A/S for the development of a potential novel long-acting inhibitor of GLP-1 receptor activity. Our research collaboration continues to show proof of concept, with new molecules demonstrating strong potency values both in vitro and in vivo, along with extended half-lives. We expect to make a decision on a potential development candidate in the next few months, and pending a candidate nomination, expect to initiate IND-enabling studies.

In addition to avexitide, we are investigating AMX0035, an oral, fixed-dose combination of sodium phenylbutyrate and taurursodiol in Wolfram syndrome and AMX0114, an antisense oligonucleotide targeting calpain-2 in ALS.

AMX0035 is designed to slow or mitigate neurodegeneration by targeting endoplasmic reticulum, or ER stress, and mitochondrial dysfunction, two connected central pathways that lead to cell death and neurodegeneration. We are investigating AMX0035 in neurodegenerative diseases and endocrine conditions where ER stress and mitochondrial dysfunction are implicated, including Wolfram syndrome.

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

We are advancing the clinical development of AMX0035 in Wolfram syndrome and, pending alignment with the FDA, plan to initiate a focused, pivotal Phase 3 trial in the second half of 2026.

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

In April 2025, we dosed the first participant in Canada for the Phase 1 LUMINA clinical trial (NCT06665165), a multicenter, randomized, double-blind, placebo-controlled, multiple ascending dose trial designed to evaluate the safety and biological activity of AMX0114 in people living with ALS. LUMINA will also assess ALS biomarkers, including change from baseline in NfL levels. Approximately 48 participants will be randomized 3:1 to receive AMX0114 or placebo by intrathecal administration once every four weeks, for up to four doses. In September 2025, we fully enrolled cohort 1 (n=12) and expect to present early cohort data at the 36th International Symposium on ALS/MND held from December 5-7. Based on biomarker collection and analysis timelines, we anticipate biomarker data will be available in the coming months and expect to present these at a medical meeting in the first half of 2026.

In August 2025, we announced the decision to discontinue the ORION program of AMX0035 in adults living with progressive supranuclear palsy, or PSP, based on data from the Phase 2b trial, where AMX0035 did not show differences compared to placebo on primary or secondary outcomes at Week 24. Safety data were consistent with safety data from prior studies of AMX0035, and AMX0035 continued to be generally well-tolerated.

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

Research and development activities are central to our business model. Product candidates such as avexitide and AMX0035 in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, such as AMX0114, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. Despite a decline in research and development expenses in 2024 and in the third quarter of 2025 compared to prior respective periods, we expect that our research and development expenses will increase in connection with our planned clinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of avexitide, AMX0035, AMX0114 and any future product candidates. Our clinical development costs may vary significantly based on factors such as:

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

The successful development and commercialization of avexitide, AMX0035, AMX0114 and any other current or future product candidates is highly uncertain, due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, sales, marketing, as well as administrative functions. Selling, general and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; corporate insurance costs; administrative travel expenses; sales and marketing expenses; information technology; charitable donations to independent charitable foundations; facility-related and other operating costs. In April 2024, we announced a restructuring plan, or the Restructuring Plan, designed to focus our resources on key clinical and preclinical programs. The restructuring included a reduction in force which reduced our workforce by approximately 70% and a decrease in external financial commitments outside our priority areas. As a result, our selling, general and administrative expenses decreased during the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024. However, we expect that selling, general and administrative expenses will increase in future periods as we advance our clinical pipeline.

Income Taxes

We have historically not incurred significant income taxes. We continue to maintain a full valuation allowance against all of our deferred tax assets based on management’s evaluation of all available evidence, including our history of incurring significant losses from operations. As a result, we don’t expect to incur material income taxes for the foreseeable future.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Product revenue, net	$—	$416	$(416)	(100)%
Operating expenses:
Cost of sales	—	—	—	*NM
Cost of sales - inventory impairment and loss on firm purchase commitments	—	809	(809)	(100)%
Acquired in-process research and development	—	36,203	(36,203)	(100)%
Research and development	19,855	21,237	(1,382)	(7)%
Selling, general and administrative	16,172	17,828	(1,656)	(9)%
Restructuring expenses	—	—	—	*NM
Total operating expenses	36,027	76,077	(40,050)	(53)%
Loss from operations	(36,027)	(75,661)	39,634	(52)%
Other income, net:
Interest income	1,821	3,098	(1,277)	(41)%
Other expense, net	(180)	(141)	(39)	28%
Total other income, net	1,641	2,957	(1,316)	(45)%
Loss before income taxes	(34,386)	(72,704)	38,318	(53)%
Provision for income taxes	—	—	—	*NM
Net loss	$(34,386)	$(72,704)	$38,318	(53)%

* NM - not meaningful

Product Revenue, Net and Cost of Sales

As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, we did not generate revenue from product sales for the three months ended September 30, 2025. For the three months ended September 30, 2024, product revenue, net was primarily related to gross-to-net adjustments reflecting actual rebate and return activity during the period.

As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, we did not generate cost of sales for the three months ended September 30, 2025. Cost of sales for the three months ended September 30, 2024 were primarily related to losses on firm purchase commitments.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Direct research and development expenses by program:
Avexitide	$4,886	$108	$4,778	4,424%
AMX0035 - PSP	2,995	4,937	(1,942)	(39)%
AMX0035 - ALS	382	4,440	(4,058)	(91)%
Other programs	3,651	4,085	(434)	(11)%
Total direct research and development expenses by program	11,914	13,570	(1,656)	(12)%
Payroll and personnel-related	7,941	7,667	274	4%
	$19,855	$21,237	$(1,382)	(7)%

* NM - not meaningful

Research and development expenses were $19.9 million for the three months ended September 30, 2025, compared to $21.2 million for the three months ended September 30, 2024. The decrease was primarily due to a $1.9 million decrease in expenses related to AMX0035 for the treatment of PSP after its discontinuation and a $4.1 million decrease in spending on AMX0035 for the treatment of ALS following the topline data from the PHOENIX trial. The decrease was offset by a $4.8 million increase in expenses related to the pivotal Phase 3 LUCIDITY clinical trial in PBH and other costs related to avexitide.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.2 million for the three months ended September 30, 2025 compared to $17.8 million for the three months ended September 30, 2024. The decrease was primarily due to a decrease of $2.1 million in other expenses and a decrease of $0.8 million in consulting and professional services. The decrease was partially offset by an increase of $1.2 million in payroll and personnel-related costs. The decrease in other expenses is primarily due to lower facilities and IT-related expenses. The decrease in consulting and professional services is primarily due to a decrease in commercial sales and marketing activity as a result of the RELYVRIO®/ALBRIOZA™ Discontinuation. The increase in payroll and personnel-related costs was primarily driven by an increase in stock-based compensation.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Product revenue, net	$—	$88,036	$(88,036)	(100)%
Operating expenses:
Cost of sales	—	5,953	(5,953)	(100)%
Cost of sales - inventory impairment and loss on firm purchase commitments	—	118,680	(118,680)	(100)%
Acquired in-process research and development	—	36,203	(36,203)	(100)%
Research and development	69,191	81,192	(12,001)	(15)%
Selling, general and administrative	47,495	97,234	(49,739)	(51)%
Restructuring expenses	—	22,851	(22,851)	(100)%
Total operating expenses	116,686	362,113	(245,427)	(68)%
Loss from operations	(116,686)	(274,077)	157,391	(57)%
Other income, net:
Interest income	6,012	11,493	(5,481)	(48)%
Other expense, net	(1,062)	(1,371)	309	(23)%
Total other income, net	4,950	10,122	(5,172)	(51)%
Loss before income taxes	(111,736)	(263,955)	152,219	(58)%
Provision for income taxes	—	242	(242)	(100)%
Net loss	$(111,736)	$(264,197)	$152,461	(58)%

Product Revenue, Net and Cost of Sales

As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, we did not generate revenue from product sales for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, product revenue, net was primarily related to units of RELYVRIO and ALBRIOZA previously sold in the U.S. and Canada.

As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, we did not generate cost of sales for the nine months ended September 30, 2025. Cost of sales for the nine months ended September 30, 2024 consisted of costs to procure, manufacture and distribute our marketed products, RELYVRIO and ALBRIOZA. As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, we recorded approximately $118.7 million of charges associated with the write-down of inventory and losses on firm purchase commitments for the nine months ended September 30, 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Direct research and development expenses by program:
Avexitide	$17,417	$108	$17,309	16,027%
AMX0035 – PSP	14,704	12,671	2,033	16%
AMX0035 – ALS	1,646	28,258	(26,612)	(94)%
Other programs	10,918	8,856	2,062	23%
Total direct research and development expenses by program	44,685	49,893	(5,208)	(10)%
Payroll and personnel-related	24,506	31,299	(6,793)	(22)%
	$69,191	$81,192	$(12,001)	(15)%

* NM - not meaningful

Research and development expenses were $69.2 million for the nine months ended September 30, 2025, compared to $81.2 million for the nine months ended September 30, 2024. The decrease was primarily due to a $26.6 million decrease in spending on AMX0035 for the treatment of ALS following the topline data from the PHOENIX trial, and a $6.8 million decrease in payroll and personnel-related costs primarily related to a decrease in the number of employees as a result of the Restructuring Plan. The decrease was partially offset by a $17.3 million increase in expenses related to the pivotal Phase 3 LUCIDITY clinical trial in PBH and other costs related to avexitide, a $2.0 million increase in expenses related to AMX0035 for the treatment of PSP, and a $2.1 million increase in expenses related to other research and development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $47.5 million for the nine months ended September 30, 2025 compared to $97.2 million for the nine months ended September 30, 2024. The decrease was primarily due to a decrease of $15.6 million in payroll and personnel-related costs, a decrease of $15.6 million in consulting and professional services and a decrease of $18.5 million in other expenses. The decrease in payroll and personnel-related costs was primarily related to a decrease in the number of employees as a result of the Restructuring Plan. The decrease in consulting and professional services is primarily due to a decrease in commercial sales and marketing activity as a result of the RELYVRIO®/ALBRIOZA™ Discontinuation. The decrease in other expenses is primarily due to a decrease in charitable contributions, lower facilities and IT-related expenses, and a decrease in activity to wind down commercial operations.

Restructuring Expenses

We did not recognize restructuring expenses for the nine months ended September 30, 2025. During the nine months ended September 30, 2024, restructuring expenses were approximately $22.9 million, which includes employee severance and termination benefits of approximately $21.8 million, contract termination costs, impairment of long-lived assets and other costs of $1.0 million. We substantially completed the Restructuring Plan in the second quarter of 2024.

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

In September 2025, we entered into an underwriting agreement with Leerink Partners LLC and Guggenheim Securities LLC relating to the issuance and sale of an aggregate of 20,150,000 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase an additional 2,625,000 shares, or the September 2025 Offering. The public offering price per share was $10.00. The September 2025 Offering resulted in proceeds of approximately $190.7 million, net of underwriting discounts and offering expenses.

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $344.0 million and an accumulated deficit of $718.4 million. We believe our existing cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient to fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Since inception, we have devoted substantially all of our efforts to research and development, pre-commercialization and commercialization activities, including recruiting management and technical staff, raising capital, producing materials for preclinical studies and clinical trials, and building infrastructure to support such activities. As of September 30, 2025, we have funded our operations primarily through public offerings of our common stock, private sales of preferred stock, convertible notes, and through revenue from sales of RELYVRIO and ALBRIOZA in the U.S. and Canada, respectively, between July 2022 and April 2024.

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
•
continue our research and development efforts of AMX0035, including our ongoing Phase 2 trial of AMX0035 for the treatment of Wolfram syndrome and winding down of the Phase 2b/3 trial of AMX0035 in PSP;
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

Cash Flows

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net cash used in operating activities	$(95,440)	$(108,639)	$13,199	(12)%
Net cash (used in) provided by investing activities	(15,429)	10,674	(26,103)	(245)%
Net cash provided by financing activities	257,237	238	256,999	107,983%
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	956	87	869	999%
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	$147,324	$(97,640)	$244,964	(251)%

Operating Activities

During the nine months ended September 30, 2025, operating activities used $95.4 million of cash, primarily resulting from our net loss of $111.7 million, $4.5 million net accretion of discounts on investments, and $1.2 million of net cash used by changes in our operating assets and liabilities, offset by $21.3 million of non-cash stock-based compensation expense.

Net cash used by changes in our operating assets and liabilities primarily consisted of a $5.4 million decrease in accrued expenses and a $1.2 million decrease in operating lease liabilities, offset by a $3.3 million decrease in prepaid expenses and other current assets and a $1.4 million decrease in operating ROU assets.

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

Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities was $15.4 million, resulting primarily from $201.4 million of purchases of marketable securities, offset by $186.0 million of investments that matured.

During the nine months ended September 30, 2024, net cash provided by investing activities was $10.7 million, resulting primarily from $279.0 million of investments that matured, offset by $232.0 million of purchases of marketable securities and a $36.2 million cash outflow to acquire IPR&D assets related to the avexitide asset acquisition.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $257.2 million. This amount consisted primarily of $65.5 million in proceeds from the January 2025 Offering, net of offering costs paid, and $191.1 million in proceeds from the September 2025 Offering, net of offering costs paid.

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

Our management, with the participation of our principal executive officers and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officers and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 12, 2024, the case was transferred from the U.S. District Court for the Southern District of New York to the U.S. District Court for the District of Massachusetts, or the Court, and assigned docket number 1:24-CV-12068. Following the transfer, on September 6, 2024, defendants moved to dismiss the Shih Complaint. On September 30, 2025, the Court issued an order finding that the majority of the alleged misstatements are inactionable, but ultimately denied the motion to dismiss. The Company filed an answer on October 30, 2025.

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

On July 2, 2025, a second derivative complaint was filed in the Court against certain current and former directors and officer defendants, naming the Company as nominal defendant (Hassine v. Cohen, et al., 1:25-CV-11879, or the Hassine Derivative Complaint and, together with the Jones Derivative Complaint, the Derivative Complaints). The substantive allegations mirror those of the Shih Complaint but also include claims for alleged violations of Sections 14(a), 10(b), and 21D of the Exchange Act, breach of fiduciary duty, and certain other common law claims. The Hassine Derivative Complaint seeks unspecified damages to be awarded to the Company along with interest, costs, and attorneys’ fees, restitution, and certain corporate governance and internal procedural reforms and improvements. On July 16, 2025, the parties to both derivative cases moved the Court to consolidate the Hassine Derivative Complaint with the Jones Derivative Complaint and stay the action according to the terms of the previously entered stay of the Jones Derivative Complaint. The Court approved the motion on July 22, 2025. Now that the motion to dismiss the Shih Complaint has been resolved, the parties will meet and confer to either extend the stay or propose a schedule for the consolidated derivative action, as provided in the order staying the action.

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

Risks Related to Commercialization of Avexitide, AMX0035 or Future Product Candidates

•
The markets for avexitide for PBH, and congenital HI, for AMX0035 for Wolfram syndrome and other neurodegenerative diseases, and for any other product candidates we are currently developing or may in the future develop or acquire may be smaller than we expect.
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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We invested substantial resources into our product development efforts of AMX0035, and toward the commercialization of AMX0035 as RELYVRIO for ALS, which was approved by the FDA, and ALBRIOZA and, received marketing authorization with conditions from Health Canada. We voluntarily discontinued the marketing authorizations for RELYVRIO/ALBRIOZA for ALS and removed the product from the market in the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial, which failed to meet its prespecified primary and secondary endpoints. Following the withdrawal of RELYVRIO/ALBRIOZA from the market in the US and Canada, respectively, we do not have any products approved for commercial sale and we will continue to incur significant research and development and other expenses related to clinical development and potential approvals for our current and future product candidates, including for avexitide, AMX0035 and AMX0114 in additional indications other than ALS, and for ongoing operations. Since our inception, we have devoted the majority of our financial resources and efforts to research and development, including preclinical studies and our clinical trials, preparation for commercialization and commercialization activities. Our financial condition and operating results, including our revenues, expenses and net income (loss), have in the past and are likely in the future to fluctuate significantly from quarter to quarter and year to year. For example, we generated revenues of $380.8 million in 2023 as a result of sales of RELYVRIO/ALBRIOZA, but following its withdrawal, we will no longer generate revenues from this product. Accordingly, you should not rely upon the results of any prior quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and may in the future have, an adverse effect on our stockholders’ equity and working capital. As of September 30, 2025, we had an accumulated deficit of $718.4 million.

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

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing avexitide, AMX0035 for Wolfram syndrome and potential additional indications, AMX0114, as well as any other product candidates we are currently developing or may in the future develop;
•
the timing of, and the costs involved in, our efforts to obtain marketing approvals for avexitide in PBH, AMX0035 for the treatment of Wolfram syndrome and potential additional indications, AMX0114, and our efforts to obtain approvals for other product candidates we are developing or may in the future develop and pursue;
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

We believe our existing cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient to fund our operations into 2028. However, our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

The rules dealing with U.S. federal, state, local and international income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the One Big Beautiful Bill Act, or the OBBBA, was signed into law on July 4, 2025 and made significant changes to the U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Internal Revenue Code of 1986, as amended, or the IRC, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. The OBBBA also makes significant changes to the Medicaid, Medicare, and Health Insurance Marketplace federal healthcare programs. Changes include new requirements states must meet to maintain federal support for the Medicaid programs, as well as stricter criteria beneficiaries must meet to qualify for and maintain enrollment in federal healthcare programs. The effect of these changes could result in reductions in our patient population and managed care enrollees that we serve across our federal healthcare program lines of business due to, among other things, more stringent eligibility requirements such as the imposition of work or community service requirements, and copayments on many services, limitation of Medicaid eligibility to certain lawfully present individuals, and the effect of immigration enforcement actions which may discourage beneficiaries from applying or reapplying for federal healthcare benefits. These risks could have a material adverse effect on our business, results of operations, financial condition or cash flows.

In addition, Medicaid provider tax reform has been targeted by the current administration to reduce federal Medicaid spending, including restricting states from using provider taxes to help finance coverage of undocumented immigrants and cutting provider taxes and capping state-directed payments.

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

Inflation and increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, Federal Deposit Insurance Corporation, or FDIC, and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the event of the closure of other banks or financial institutions in the future, or that they would do so in a timely fashion.

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

Our future success depends significantly on our ability to successfully develop, and obtain regulatory approvals for and commercialize, avexitide in PBH and AMX0035 in indications other than ALS, including Wolfram syndrome. Avexitide has been evaluated in five Phase 1 and Phase 2 clinical trials for PBH and has also been studied in Congenital HI. In February 2025, we activated the first sites for the pivotal Phase 3 LUCIDITY clinical trial for avexitide in PBH and in April 2025, we announced that the first participant had been dosed. To date, we have obtained limited clinical trial data supporting AMX0035 in indications other than ALS, having only completed a clinical trial in 95 patients with AD. We are conducting a Phase 2 clinical trial of AMX0035 in Wolfram syndrome and intend to conduct additional clinical trials for other indications and product candidates in the future. Our business success depends heavily on our ability to successfully complete clinical trials for our product candidates. We have completed the IND enabling studies of AMX0114 in ALS and the first site was activated for a Phase 1 multiple ascending dose, placebo-controlled trial in Canada in February 2025. In April 2025, we announced that the first participant of the Phase 1 clinical trial of AMX0114 had been dosed.

We will need to have sufficient funds for, and successfully complete, our clinical development of avexitide, AMX0035 for the treatment of Wolfram syndrome and other indications, AMX0114 in ALS and any other product candidates we may develop or acquire.

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

Our failure to successfully initiate and complete clinical trials of avexitide, AMX0035 for Wolfram syndrome or potential additional indications and to demonstrate the efficacy and safety of avexitide and AMX0035, including each component thereof, necessary to obtain regulatory approval to market avexitide and AMX0035, would significantly harm our business and ability to continue developing and marketing avexitide and AMX0035 for any indications. Our product candidate development costs will also increase if we experience delays in testing or obtaining and maintaining regulatory approvals and we may be required to obtain additional funds to complete clinical trials. We cannot assure you that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure our trials after they have begun. Significant clinical trial delays or the need for additional data from our clinical trials also could shorten any periods during which we may have the exclusive right to commercialize avexitide, AMX0035 or any other current or future product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize such product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of avexitide, AMX0035 or any future product candidate.

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

Any negative results we may report in clinical trials of avexitide, AMX0035 or any future product candidate may also make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. For example, the PHOENIX trial did not meet its primary or secondary endpoints, which may discourage patients from participating in clinical trials of AMX0035 in other indications. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop AMX0035 in Wolfram syndrome and additional indications, avexitide and any other current or future product candidates, or could render further development impossible. Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, whether as a result of public health epidemics and related illness, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

We are developing AMX0035 for the treatment of Wolfram syndrome and other potential future indications for which there are currently limited or no available therapeutic options. It is possible for individuals or groups to target companies with disruptive social media campaigns related to a request for access to unapproved drugs for patients with significant unmet medical need. If we experience a similar social media campaign regarding our decision to provide or not provide access to AMX0035 or any of our future product candidates under an expanded access policy, our reputation may be negatively affected and our business may be harmed.

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

Because we have limited financial and managerial resources, we are focused on specific indications and modifications for avexitide, AMX0035 and AMX0114. As a result, we may fail to generate additional clinical development opportunities for such candidates for a number of reasons, including, that such candidates may in certain indications, on further study, be shown to have harmful side effects, limited to no efficacy, or other characteristics that suggest it is unlikely to receive marketing approval and achieve market acceptance in such additional indications. For example, in August 2025, we announced the decision to discontinue the ORION program of AMX0035 in adults living with PSP, based on data from the Phase 2b trial, where AMX0035 did not show differences compared to placebo on primary or secondary outcomes at Week 24.

We plan to conduct several clinical trials for AMX0035 in parallel over the next several years, including clinical trials in patients with Wolfram syndrome and other indications, which may make our decision as to which indication to prioritize more difficult. Moreover, we intend to conduct a clinical trial of avexitide in PBH and may conduct others in other indications as well. As a result, we may forgo or delay pursuit of opportunities with other indications that we believe could have had greater commercial potential or likelihood of success. In addition, we are continuing to evaluate plans to explore the use of AMX0035 in patients with AD, and other product candidates in ALS and additional neurodegenerative diseases. However, we may focus on or pursue one or more of our target indications over other potential indications and product candidates and such development efforts may not be successful, which would cause us to delay the clinical development and approval of avexitide, AMX0035, AMX0114 and other product candidates. Furthermore, research activities to identify additional indications for avexitide, AMX0035, AMX0114 and other product candidates require substantial technical, financial, and human resources. We may not successfully develop these additional modifications for chemistry-related, stability-related, or other reasons. We have completed the IND-enabling studies of AMX0114, a potent antisense oligonucleotide targeting inhibition of Calpain-2, a key contributor to the axonal (also known as Wallerian) degeneration pathway, and began the Phase 1 multiple ascending dose, placebo-controlled trial in Canada in February 2025, with the first patient dosed in April 2025. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for specific indications or formulations of avexitide, AMX0035 or for AMX0114 or other product candidates may not yield any commercially viable products.

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

We currently engage third-party manufacturers to provide the APIs of avexitide and AMX0035 and for the final drug product formulation of avexitide and AMX0035 that is or will be being used in our clinical trials and for expanded access and commercial supply, as applicable, and we engage separate third parties for the blending and packaging of finished clinical materials. We must be able to demonstrate comparability of drug substance across suppliers along with stability data across suppliers. We currently rely on single manufacturers to supply each of our APIs. Although we believe that there are several potential alternative manufacturers who could manufacture each of the APIs in avexitide and AMX0035, we may incur added costs and delays in identifying and qualifying any such replacement. Moreover, the extent to which rising demand in certain APIs, geopolitical events, global health crises or economic policies, including tariffs, may impact our ability to procure sufficient supplies for the development of avexitide and AMX0035, and any other current or future products and product candidates will depend on whether the economic challenges caused by such events continue to impact the global economy and supply chains, among many other factors. For example, recent increased demand for GLP-1 and other peptide-based therapeutics has, and in the future could continue to, result in increased competition for our suppliers’ and manufacturers’ services and limited capacity, which could limit our access to, and increase our costs for, production and potentially harm our business and results of operations. There is no assurance that we will be able to obtain adequate third-party contract supply and/or manufacturing capacity for future clinical trials and commercialization, and may in the future need to make prioritization decisions about where our supply of peptide-based API will be distributed, which could potentially impact our commercial supply or commercialization efforts. We cannot be sure that single-source suppliers for the raw materials or components used in our product candidates and products will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce our raw materials or components for our intended purpose. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all, to meet the clinical demands, the validation requirements for an NDA filing or the potential commercial demands. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of avexitide, AMX0035 or any other current or future product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of avexitide and AMX0035, and the costs of manufacturing could be prohibitive.

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

Risks Related to Commercialization of Avexitide, AMX0035 or Future Product Candidates

The markets for avexitide for PBH, and congenital HI, for AMX0035 for Wolfram syndrome and other neurodegenerative diseases, and for any other product candidates we are currently developing or may in the future develop or acquire may be smaller than we expect.

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

Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process, modify the Medicare Drug Price Negotiation Program, expand the orphan drug exclusion in the IRA, and reduce Medicaid enrollment and funding. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of current and future cost containment measures or other healthcare reforms may adversely affect our operations and prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain pharmaceutical products or additional pricing pressures.

While some of these and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to decrease pharmaceutical prices in the United States.

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

In addition, market exclusivities may be available for our product candidates and indications. If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to the invalidity or non-infringement of any patents listed for our products in the Orange Book. If an infringement suit is timely filed by the NDA or patent holder, the FDA cannot finally approve the ANDA for 30 months unless a court decision in favor of the generic manufacturer is issued earlier. Three-year exclusivity is given to a drug if it contains an active moiety that has previously been approved, and the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are determined by the FDA to be essential to the approval of the NDA. This form of data exclusivity is known as New Clinical Investigation, or NCI, exclusivity. If avexitide is approved for future uses and, if AMX0035 is approved for future uses, such as Wolfram syndrome, or if other current and future candidates, such as AMX0114, are approved with only NCI exclusivity, generic manufacturers may file their ANDAs anytime following approval of avexitide, AMX0035, or AMX0114 and seek to launch their generic products following the expiration of the three year market exclusivity period, even if we still have patent protection for our product.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts, including the ongoing war between Russia and Ukraine, the Israel-Hamas conflict and conflict in the Middle East, the evolving regulatory activities and economic policies under the current U.S. government, events related thereto, such as changes to candidates or political unrest or otherwise, and high inflation and interest rates and the imposition of tariffs, any of which could have a material adverse effect on our business, financial condition and results of operations.

U.S. and global markets have recently been experiencing volatility and disruption caused by economic uncertainty, including as a result of geopolitical instability, ongoing military conflicts, the evolving regulatory activities and economic policies under the current U.S. government, events related thereto, such as changes to candidates or political unrest or otherwise, and high inflation and interest rates. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which contributed to record inflation globally. In addition, global markets may experience additional disruptions as a result of the current Israel-Hamas conflict and the conflict in the Middle East. We are continuing to monitor inflation, the situations in Ukraine and Israel and global capital markets and assessing their potential impact on our business, including the impact on the supply chains we rely on for the manufacture of avexitide, AMX0035, AMX0114 or any other current or future product candidates.

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

Currently, federal agencies in the U.S. are operating under a federal government shutdown due to the expiration of the continuing resolution on September 30, 2025. The duration of the current government shutdown is unknown, making it difficult to predict the full impact on our business. In addition, the current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees at various federal agencies, including the FDA. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products and NIH’s ability to conduct and partner with industry on important research can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, layoffs, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, including executive and congressional priorities, which is inherently fluid and unpredictable.

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

There is also substantial uncertainty as to how regulatory reform measures being implemented by the administration, and other political developments, such as government shutdowns or work stoppages, would impact other U.S. regulatory agencies, such as the FDA, SEC, the Internal Revenue Service, and USPTO, on which our operations rely. For example, over the last several years, the U.S. government has shut down and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. In addition, the current U.S. administration has proposed substantial reductions in force at various government agencies that, if applied in a material way, could significantly reduce the FDA’s and other agencies’ capacities to perform their functions in a manner consistent with past practices. If the current U.S. federal government shutdown is prolonged or if the FDA, NIH, SEC or the USPTO experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA to issues licenses needed for conduct of our clinical trials, the NIH to conduct research or provide grants, and the abilities of the FDA and the USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business and our timelines. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Critical government functions could be affected, causing delays that impact the broader market. For instance, the Bureau of Labor Statistics and other agencies might pause the release of key economic indicators, which could increase market volatility.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, from January 7, 2022, the first day that our stock traded on the Nasdaq Global Select Market, through September 30, 2025, our stock has traded within a range of a high price of $41.93 and a low price of $1.58 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

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
•
general political, geographical, and economic conditions, including the impact of global health crises such as the COVID-19 pandemic, historically high inflation, elevated interest rates, the ongoing wars in Ukraine and Israel, the ongoing wars in the Middle East and the legislative changes under the current U.S. government and accompanying regulatory activities and economic policies; and
•
other events or factors, many of which are beyond our control.

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

Adverse macroeconomic conditions or market volatility resulting from national or global economic developments, political unrest, high inflation, elevated interest rates, international tariffs, changes in international trade relationships and military conflicts, such as the ongoing conflict between Russia and Ukraine, potential for significant changes in U.S. policies or regulatory environment or other factors, could materially and adversely affect our business operations. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. For example, in early 2025, the U.S. imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S., and is likely to continue to result in more retaliatory tariffs. In addition, the current U.S. administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy objective of reshoring pharmaceutical manufacturing to the United States. Among other means, such tariffs may be imposed by the United States under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. The Trump administration continued to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. In addition, any deterioration in the macro-economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. A severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 27, 2025, we had outstanding 109,819,569 shares of common stock, which may be resold in the public market immediately without restriction, unless held by our affiliates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)

During the three months ended September 30, 2025, no officers or directors of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K of the Exchange Act, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

AMYLYX PHARMACEUTICALS, INC.

Date: November 6, 2025	By:	/s/ Joshua B. Cohen
Joshua B. Cohen
Co-Chief Executive Officer

	By:	/s/ Justin B. Klee
Justin Klee
Co-Chief Executive Officer

	By:	/s/ James M. Frates
James M. Frates
Chief Financial Officer