Form 10-K
period 2025-12-31
Amylyx Pharmaceuticals, Inc.
filed 2026-03-03
CIK 1658551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41199

Amylyx Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	46-4600503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Cambridge Parkway, Suite 6W Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 682-0917

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	AMLX	Nasdaq Global Select Stock Market

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market as of June 30, 2025, was $518.2 million.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2026 was 110,536,944.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2026 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2025. Portions of such definitive proxy statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Annual Report include, but are not limited to, express or implied statements about:

•
our ability to obtain regulatory approvals of avexitide in post-bariatric hypoglycemia, or PBH, or any other indications, or AMX0035 in Wolfram syndrome or any other indications, or any other current or future product candidates;
•
the timing, progress and results of our research and development activities, preclinical studies and clinical trials, including the Phase 3 clinical program for avexitide in PBH, known as the LUCIDITY trial, our Phase 1 clinical trial of AMX0114 for the treatment of amyotrophic lateral sclerosis, or ALS, known as the LUMINA trial, our preclinical research for AMX0318 in PBH, as well as any other development efforts, preclinical studies and clinical trials for our current and any future product candidates;
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
•
our ability to successfully complete our ongoing or planned clinical trials of avexitide, AMX0035 and AMX0114, successfully complete our ongoing or planned investigational new drug, or IND, enabling studies of AMX0318, and to advance any other current or future product candidates into, and successfully complete, preclinical studies and clinical trials;
•
our ability to successfully recruit and enroll suitable patients in our clinical trials;
•
the timing or likelihood of the accomplishment of various scientific, clinical, regulatory filings and approvals and other product development objectives;
•
the rate and degree of market acceptance of avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates, if approved, by physicians, patients, third-party payors and others in the medical community;
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
•
the effect of unfavorable macroeconomic conditions or market volatility resulting from global economic conditions or geopolitical developments, including fluctuating interest rates, inflation, changes in governmental agencies, government shutdowns, international tariffs, trade protection measures, economic sanctions and potential economic slowdowns or recessions, or similar events, on our business; and
•
other statements about future events, including those listed under the section titled “Risk Factors.”

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

Unless otherwise indicated, the terms “Amylyx,” “the Company,” “we,” “us,” and “our” refer to Amylyx Pharmaceuticals, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

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

PRECLINICAL	IND-ENABLING STUDIES	PHASE 1	PHASE 2	PHASE 3	COMMERCIAL
AVEXITIDE GLP-1 receptor antagonist FDA Breakthrough Therapy and Orphan Drug Designations	Post-Bariatric Hypoglycemia (PBH)					LUCIDITY PHASE 3 CLINICAL TRIAL	lucidity
	Congenital Hyperinsulinism (HI)						
AMX0035 Sodium phenylbutyrate and taurursodiol (also known as ursodoxicoltaurine)	Wolfram Syndrome				HELIOS PHASE 2 CLINICAL TRIAL		HELIOS
AMX0114 ASO targeting calpain-2, a protein involved in axonal degeneration	Amyotrophic Lateral Sclerosis (ALS)			LUMINA PHASE 1 CLINICAL TRIAL	LUMINA		
AMX0318 Long-acting GLP-1 receptor antagonist	PBH and Other Rare Diseases

Our lead investigational asset is avexitide, a first-in-class glucagon-like peptide-1, or GLP-1, receptor antagonist. Avexitide has been evaluated as a treatment for PBH and congenital hyperinsulinism, or Congenital HI, two indications characterized by hyperinsulinemic hypoglycemia. The U.S. Food and Drug Administration, or the FDA, has granted avexitide Breakthrough Therapy Designation for both PBH and HI, Rare Pediatric Disease Designation in Congenital HI, and Orphan Drug Designation for the treatment of hyperinsulinemic hypoglycemia.

Post-bariatric hypoglycemia (PBH) is a condition that is estimated to affect approximately 8% of people in the U.S. who have undergone the two most common types of bariatric surgery, sleeve gastrectomy and Roux-en-Y gastric bypass (approximately 160,000 people in the U.S.). PBH is thought to be caused by an excessive glucagon-like peptide-1 (GLP-1) response leading to hypoglycemia and impaired quality of life. PBH can cause debilitating hypoglycemic events associated with inadequate supply of glucose to the brain, known as neuroglycopenia. Clinical manifestations can include impaired cognition, loss of consciousness, and seizures. PBH is also associated with a high degree of disability that can result in major disruptions to independent living. There are no approved therapies for PBH.

Avexitide is designed to bind to the GLP-1 receptor on pancreatic islet beta cells and inhibit the effect of GLP-1 to mitigate hypoglycemia by decreasing insulin secretion and stabilizing blood glucose levels.

LUCIDITY (NCT06747468) is an approximately 75-participant, multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trial evaluating the efficacy and safety of avexitide in participants with PBH following RYGB surgery. The Phase 3 trial is being conducted at 21 sites in the U.S. Participants will be randomized 3:2 to receive either 90 mg of avexitide subcutaneously once daily or placebo. The trial includes an up to six-week screening period, including a three-week run-in period, and a 16-week double-blind treatment period. Participants who complete the double-blind period will be eligible to enter an open-label extension, or OLE, period with a duration of 32 weeks. The primary efficacy objective of LUCIDITY is to evaluate the FDA-agreed primary outcome of reduction in the composite of Level 2 and Level 3 hypoglycemic events through Week 16. Safety and tolerability will also be evaluated. Recruitment of LUCIDITY is complete. We continue to expect to randomize and dose the last eligible patients in Q1 2026 with topline data expected in Q3 2026, and if approved, a commercial launch in 2027.

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
•
In the Phase 2b, 28-day, open-label, investigator-initiated, crossover trial (n=16), 90 mg once daily and 45 mg twice daily of avexitide met its primary endpoint and significantly reduced rates of hypoglycemic events in participants following a variety of upper gastrointestinal surgeries, including RYGB, sleeve gastrectomy, esophagectomy, Nissen fundoplication, and gastrectomy. Participants in the Phase 2b trial receiving 90 mg once daily of avexitide, the dose Amylyx is evaluating in LUCIDITY, saw a statistically significant 53% reduction in Level 2 hypoglycemic events (p=0.004) and a statistically significant 66% reduction in Level 3 hypoglycemic events (p=0.0003). There were no reported serious AEs, and AEs were mostly mild to moderate and resolved without medical treatment. The most common AEs included diarrhea, headache, bloating, and injection site reaction/bruising. No participant withdrew due to AEs. In the Phase 2b trial, 90 mg once daily of avexitide has also demonstrated a favorable pharmacokinetic profile maintaining exposure in the therapeutic range through 24 hours, supporting once daily dosing.

Avexitide was generally well tolerated, with a favorable safety profile replicated across five clinical trials in people with PBH. In addition, avexitide demonstrated a clear GLP-1 antagonist pharmacodynamic effect, including lowering insulin and raising the glucose nadir, in healthy volunteers.

In July 2025, we presented new exploratory analyses from the Phase 2 PREVENT and Phase 2b clinical trials of avexitide for the treatment of PBH at the Endocrine Society’s annual meeting. In the Phase 2b trial, avexitide 90 mg once daily led to a 64% least-squares mean reduction (p=0.0031) versus baseline in the composite rate of Level 2 and Level 3 hypoglycemic events in PBH, with more than half of the participants experiencing no events during the treatment period. The 45 mg twice daily, 30 mg twice daily, and 60 mg once daily dose regimens all likewise demonstrated consistent reductions in composite rate of Level 2 and Level 3 hypoglycemic events. New pharmacokinetic and pharmacodynamic data were also presented, demonstrating continuous pharmacologic activity of the 90 mg once daily dose regimen for a 24-hour period.

In Congenital HI, we are actively engaging in discussions with the broader Congenital HI community to develop a path forward.

In addition to avexitide, we are advancing AMX0035, an oral, fixed-dose combination of sodium phenylbutyrate and taurursodiol in Wolfram syndrome, AMX0114 in ALS and AMX0318 in PBH and other rare diseases.

AMX0035 is designed to mitigate neurodegeneration by targeting endoplasmic reticulum, or ER, stress and mitochondrial dysfunction, two cellular processes central to neuronal cell death and neurodegeneration. We are investigating

AMX0035 in Wolfram syndrome, a neurodegenerative disease where ER stress and mitochondrial dysfunction are implicated.

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

In May 2025, we announced positive Week 48 data from the Phase 2 open-label HELIOS (NCT05676034) clinical trial of AMX0035 in 12 adults living with Wolfram syndrome. HELIOS is a single-site, single-arm, open-label, proof of biology, Phase 2 trial designed to study the effect of AMX0035 on safety and tolerability, and various measures of endocrinological, neurological, and ophthalmologic function in adult participants living with Wolfram syndrome. Consistent with the HELIOS trial’s previously presented primary efficacy outcome of improvement in pancreatic function (as described below), treatment with AMX0035 through Week 48 demonstrated continued and sustained improvement in pancreatic beta cell function. Treatment with AMX0035 from Week 24 to Week 48 also showed sustained improvements or stabilization in glycemic control, as measured by hemoglobin A1c, or HbA1c, and time in target glucose range assessed by continuous glucose monitoring, as well as visual acuity. All participants with available measurements met the responder criteria, defined as either improvement or no change, on both the Patient Global Impression of Change and Clinician Global Impression of Change at Weeks 24 and 48, indicating stability or improvement in their Wolfram syndrome-related symptoms. Results from qualitative on-study interviews further supported the potential positive impact of AMX0035 on symptom burden.

In October 2024, we announced positive topline data from HELIOS at week 24. HELIOS showed improvement in pancreatic beta cell function, as measured by C-peptide response after 24 weeks of treatment with AMX0035, the study’s primary efficacy endpoint, in contrast to the expected decrease in pancreatic function with disease progression. Similar overall improvements or stabilization were observed across all secondary endpoints, including hemoglobin A1c (HbA1c), time in target glucose range assessed by continuous glucose monitoring, and visual acuity. In addition, longer-term data for all participants who completed Week 36 (n=10) and Week 48 (n=6) assessments showed sustained improvement over time.

The safety profile of AMX0035 in HELIOS data at Week 48 and Week 24 were consistent with prior safety data from the studies of AMX0035. All AEs were mild or moderate, and there were no serious AEs related to AMX0035 treatment. We continue to work with the FDA on a Phase 3 trial in Wolfram syndrome. In addition, Amylyx is committed to supporting medically and scientifically sound research, including externally-sponsored research conducted with an institution or organization. Breakthrough T1D has provided funding to University of Washington and Amsterdam University Medical Center for a trial investigating AMX0035 as adjunctive therapy for treatment of insulin resistance in type 1 diabetes (T1D). Amylyx will provide clinical trial supply of AMX0035.

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

In April 2025, the first participant was dosed in the Phase 1 LUMINA clinical trial (NCT06665165), a multicenter, randomized, double-blind, placebo-controlled, multiple ascending dose trial designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of AMX0114 in people living with ALS. LUMINA is also assessing both novel and broadly researched ALS biomarkers, including change from baseline in NfL levels. Approximately 48 participants will be randomized 3:1 to receive AMX0114 or placebo by intrathecal administration once every four weeks, for up to four doses.

In December 2025, we presented initial safety and tolerability data from Cohort 1 (n=12) of LUMINA demonstrating AMX0114 was generally well-tolerated, with no treatment-related serious AEs. Cohort 1 biomarker data from LUMINA is expected to be presented at a medical meeting in the first half of 2026. In September 2025, Cohort 1 was fully enrolled and in December 2025, we began enrolling Cohort 2 (n=12).

AMX0318 is a novel GLP-1 receptor antagonist for long-acting administration selected as a development candidate for PBH and other rare diseases in January 2026. AMX0318 was selected as a development candidate after demonstrating robust preclinical and chemical properties, including a favorable pharmacokinetic profile that may support long-acting administration, a robust chemical stability profile, strong in vitro potency, evidence of in vivo efficacy and tolerability, and high solubility. AMX0318 was identified through a research collaboration with Gubra A/S, a company specializing in peptide-based drug discovery and preclinical contract research services. IND-enabling studies for AMX0318 are underway with an IND targeted for 2027.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid technological advancement, significant competition and an emphasis on proprietary products. We face potential competition from many different sources, including major and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies, compounding pharmacies and public and private research institutions. Any product candidates that we successfully develop and commercialize may compete with current therapies and new therapies that may become available in the future that are approved to treat the same diseases for which we may obtain approval for our product candidates. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, dosing, cost, effectiveness of promotional support and intellectual property protection.

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

Supply and Manufacturing

We rely, and expect to continue to rely for the foreseeable future, on third-party contract manufacturing organizations, or CMOs, for the production of avexitide, AMX0035, AMX0114, and AMX0318 in compliance with current Good Manufacturing Process, or cGMP, requirements, for use in clinical trials under the guidance of members of our organization. We have development and/or supply agreements in place for our active pharmaceutical ingredients, and for the manufacturing and packaging of drug product at established CMOs for clinical trials and other potential development needs.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain intellectual property that protects avexitide and its uses, AMX0035 and its uses, AMX0114 and its uses, and any future product candidates, including AMX0318. We seek to protect and enhance proprietary technology, inventions and improvements that are commercially important to the development of our business by seeking, maintaining and defending U.S. and foreign patent rights.

We are actively building our intellectual property portfolio in our therapeutic areas, including around avexitide, AMX0035, and AMX0114. As of December 31, 2025, our patent estate included 23 issued U.S. patents, 257 granted foreign patents, over 15 pending U.S. patent applications, and over 115 pending foreign patent applications.

Avexitide

We acquired a patent portfolio directed to avexitide from Eiger Pharmaceuticals, Inc., or Eiger, in July of 2024. The portfolio includes one in-licensed patent family from University of Pennsylvania/Children’s Hospital of Philadelphia, two in-licensed patent families from Stanford University, one co-owned with and in-licensed patent family from Stanford University, one patent family co-owned by us and Stanford University, and two patent families that are solely owned by us.

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

The two in-licensed patent families from Stanford University relate to treatment of hyperinsulinemic hypoglycemia with GLP-1 antagonist exendin(9-39). There are 8 issued U.S. patents and 83 issued foreign patents in these two families. We also have patent applications pending in these two families in the U.S., EU, and other jurisdictions. The issued patents and others that issue from these families may first begin to expire as early as May 23, 2026, not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely.

The co-owned with, and in-licensed patent family from, Stanford University relates to liquid pharmaceutical formulations of exendin(9-39). There are 2 issued U.S. patents and 44 issued foreign patents in this family. We also have patent applications pending in this family in the U.S., EU, and other jurisdictions. The issued patents and others that issue from this family may first begin to expire as early as November 21, 2037, not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely.

Also included are the two patent families relating to avexitide that are solely owned by us. One family relates to the treatment of hyperinsulinemic hypoglycemia with exendin(9-39). There is one issued foreign patent in this family. We have patent applications pending in this family in the U.S., EU, and other jurisdictions. The issued patent and others that issue from this family may first begin to expire as early as October 15, 2039, not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely. Another family relates to the treatment of Congenital HI with exendin(9-39). There are currently no issued patents in this family. We have patent applications pending in this family in the U.S., EU, and other jurisdictions. Any patents to issue from this family may first begin to expire as early as June 21, 2042, not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely.

The remaining patent family, which is co-owned by us and Stanford University, relates to methods of improving nutrition in subjects, including individuals who have undergone gastrointestinal surgery, by avexitide therapy. We have patent applications pending in this family in the U.S., EU, and other jurisdictions. Although no patents have yet issued from this family, we expect the term on patents issuing from this family to extend until at least April 22, 2044, not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely.

AMX0035

Our patent portfolio around AMX0035 includes fifteen patent families. In those fifteen families, we currently own a total of 156 issued patents and pending patent applications. Currently, our patent portfolio around AMX0035 includes 9 issued U.S. patents and 71 issued foreign patents. We also have pending applications in the U.S., EU and other jurisdictions. Our issued patents and pending applications cover the relative amounts of a phenylbutyrate compound and a bile acid (such as TUDCA) and some of our issued and pending claims cover the specific ratio of those two drugs.

The patent families around AMX0035 include those that relate to compositions of a bile acid and a phenylbutyrate compound (including TURSO and 4-PBA) and methods of treating neurodegenerative disease, and its associated causes at a cellular level, using those compositions; specific compositions of a phenylbutyrate compound and a bile acid (including TURSO and 4-PBA) and methods of manufacturing those compositions; methods of co-administering other therapeutic drugs with combinations of a phenylbutyrate compound and a bile acid (including sodium phenylbutyrate and TURSO); methods of treating Wolfram Syndrome with combinations of sodium phenylbutyrate and TURSO; methods of administering combinations of TURSO or a pharmaceutically acceptable salt thereof and 4-PBA or a pharmaceutically acceptable salt thereof to a subject with renal impairment; and methods of treating disorders associated with low levels of C-peptide with combinations of sodium phenylbutyrate and TURSO. The issued patents and others that issue from our earliest in time patent family around AMX0035 may first begin to expire as early as December 2033, not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely. Although no patents have issued from the latest-expiring patent families around AMX0035, we expect the term of patents issued from those families to extend until at least March 2045, not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely.

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

European Patent EP3016654, entitled “Tauroursodeoxycholic acid, or TUDCA for Use in the Treatment of Neurodegenerative Disorders,” is owned by Bruschettini S.r.l. The patent relates to use of TURSO in the treatment of ALS in a mammal. An opposition has been filed to the grant of EP3016654 at the European Patent Office, or EPO, asking the EPO to revoke EP3016654. The EPO issued a preliminary opinion on November 18, 2019 finding that at least the main claim of EP3016654 lacked novelty. Oral proceedings were held before an Opposition Division of the EPO on June 11, 2021. At the end of the oral proceedings, the Opposition Division announced the decision revoking all claims of EP3016654. A written decision has been issued; however Bruschettini has appealed the decision of the Opposition Division to the Board of Appeal. A response to Bruschettini’s appeal has been filed on June 7, 2022 requesting that the appeal should be dismissed and that the decision of the Opposition Division to revoke all claims of EP3016654 be upheld. The Board of Appeal issued a summons to attend oral proceedings on May 24, 2023. The Board of Appeal overturned in oral proceedings held on June 5, 2024, the decision of the Opposition Division and maintained EP3016654 in limited form. The patent as maintained in limited form protects TUDCA for use in the treatment of ALS only. As such, EP3016654 as maintained has no relevance for Wolfram Syndrome. Bruschettini has no procedural option to broaden the claims at this point. A European divisional application is not pending in this family and can no longer be filed.

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

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product is entitled to orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications to market the same product for the same approved use or indication for seven years, except in certain limited circumstances. If a drug designated as an orphan drug ultimately receives marketing approval for an indication broader than what it was designated for, it may not be entitled to exclusivity. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan drug has exclusivity. U.S. lawmakers have also recently raised the possibility that regulatory or legislative changes might need to be made to the Orphan Drug Act to foster competition.

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

FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP regulations which require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs, including those supply products, ingredients and components thereof, are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. In addition, the Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs and biologics distributed in the United States. The stabilization period for building and validating interoperable electronic tracing systems has ended and trading partners who have not achieved compliance with these requirements must secure an exemption from the FDA. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use.

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
•
the federal civil and criminal false claims laws, including the FCA, which can be enforced by private citizens through “qui tam” or “whistleblower” actions, and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Pharmaceutical and other healthcare companies have been, and continue to be, prosecuted under these laws, among other things, for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product and for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses. Similar to the AKS, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;
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

In the U.S., federal and state laws and regulations, including state data breach notification laws, state and federal health information privacy laws, and federal and state consumer protection laws, govern our collection, use, disclosure, and protection of personal information. In California, for example, the California Consumer Privacy Act, or CCPA, requires covered businesses to include certain disclosures to California consumers about how their data is collected, used and shared and provide such individuals the ability to opt-out of certain sales or transfers of their personal information to third parties. Numerous other U.S. states have passed similarly comprehensive consumer privacy laws which may vary in their scope and application, and enforcement will likely remain unpredictable for the foreseeable future. Certain state laws may be more stringent or broader in scope than others, or offer greater individual rights with respect to personal information than federal, international or other state laws with potentially conflicting requirements, which may complicate our compliance efforts. While the CCPA and other state privacy laws contain exceptions for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA or other state privacy laws, regulations and standards may have on our business. Certain state laws may be more stringent or broader in scope than others, or offer greater individual rights with respect to personal information than federal, international or other state laws with potentially conflicting requirements, which may complicate our compliance efforts. Other states have passed privacy legislation that may be more restrictive and not preempted by HIPAA, such as those which apply specifically to consumer health data. For example, Washington’s My Health My Data Act, which entered into force on March 31, 2024, expands the definition of consumer health data, affords consumers with privacy rights and creates a private right of action, which could increase the risk of, and expenses related to, litigation. A smaller number of states have focused on more narrow aspects of privacy, including by passing legislation regulating the use and protection of biometric information. Any failure or perceived failure to comply with any of these laws could negatively impact our business, including through enforcement actions, litigation and reputational harm leading to loss of existing and future business.

Current and Future U.S. Healthcare Reform Legislation

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created the Medicare Part D coverage gap discount program (later replaced by the Manufacturer Discount Program under the Inflation Reduction Act of 2022), in which manufacturers must agree to 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Other legislative changes have been proposed and adopted since the ACA was enacted. For example. the Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2031. Also, the American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025. In addition to provider payment cuts under Medicare, the American Rescue Plan Act of 2021 also eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source innovator multiple source drugs, beginning January 1, 2024. In addition, the One Big Beautiful Bill Act of 2025, or the OBBBA, imposed significant reductions in Medicaid funding, additional work requirements for Medicaid recipients, and more frequent reenrollment requirements, which are expected to place substantial pressure on state Medicaid budgets, reduce enrollment, and limit covered services, which could decrease utilization of, and reimbursement for, our products, if approved.

These laws and regulations may result in additional reductions in Medicare and other healthcare funding available for healthcare providers and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

The Inflation Reduction Act of 2022, or IRA, included several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if their only approved indication(s) is for a rare disease or condition. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known. The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products.

On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation, or MFN, price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower priced to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model, or the GLOBE, for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’ spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs, or the GUARD, model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid, or the GENEROUS, Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

The effect of these healthcare reform initiatives on our business and the pharmaceutical industry in general is not yet known, but could be substantial and materially adverse to our ability to successfully commercialize our product candidates at profitable price points.

Individual states have also been increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraint, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which supplies will be included in their prescription drug and other health care programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services.

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

Clinical Trial Approval

In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, or Clinical Trials Regulation, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. All clinical trials in the EU must now be conducted in accordance with the Clinical Trials Regulation. The legislation aims at simplifying and streamlining the approval of clinical trials in the EU; for example, the Clinical Trials Regulation provides for a streamlined application procedure via the Clinical Trials Information System ("CTIS"), which serves as the single-entry point for submission and assessment of clinical trial application in the EU, rules on the protection of subjects and informed consent, transparency requirements, and strictly defined deadlines for the assessment of clinical trial applications.

PRIME Designation in the EU

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation where the marketing authorization application will be made through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and a rapporteur from the EMA’s Committee for Medicinal Products for Human Use ("CHMP") are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level; for advanced therapy medicinal products, the Committee for Advanced Therapies ("CAT") is also involved. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EEA. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (i.e. gene therapy, somatic-cell therapy and tissue-engineered medicinal products)and products with a new active substance indicated for the treatment of certain diseases, including HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of public health, the centralized procedure is optional. The centralized procedure may at the request of the applicant also be used in certain other cases. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.

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

The European Commission may grant a so-called “marketing authorization under exceptional circumstances.” Such authorization is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because either (i) the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence; (ii) in the present state of scientific knowledge, comprehensive information cannot be provided; or (iii) it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

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
•
The marketing and promotion of authorized medicinal products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of medicinal products and/or the general public, are strictly regulated in the EU notably under Directive 2001/83/EC, as amended, and are also subject to EU Member State national laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

The aforementioned EU rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text has been agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted into EU law, and are not expected to become applicable before 2028.

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

Brexit and the Regulatory Framework in the United Kingdom

Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the UK is not generally subject to EU laws in respect to medicines. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK, however, new legislation such as the EU Clinical Trials Regulation is not applicable in the UK. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone medicines and medical devices regulator. From January 1, 2025, under the Windsor Framework, the MHRA regulates medicines through UK-wide marketing authorizations, including for Northern Ireland. However, although a separate authorization is now required to market medicinal products in the UK, under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a UK marketing authorization. There is now no pre-marketing authorization orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the UK market, i.e., the prevalence of the condition in the UK (rather than the EU) must not be more than five in 10,000. Should an orphan designation be granted, the product will be entitled to up to 10 years of market exclusivity, which will be set from the date of first approval of the product in the UK.

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

Employees and Human Capital

As of December 31, 2025, we had 136 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Our human capital is integral to helping us achieve our goal to end the suffering caused by endocrine conditions and neurodegenerative diseases. The objectives for our human capital resources include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the SEC. Our filings with the SEC are available on the SEC’s website at www.sec.gov. We also maintain a website at www.amylyx.com. We make available, free of charge, in the Investors section of our website, documents we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any exhibits and amendments to those reports. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Environmental, Social, and Governance (ESG)

The values that drive our mission to develop novel therapies for communities with high unmet needs are at the heart of how we do business. Our commitment to audacity, curiosity, engagement, accountability, and authenticity compels us to be responsible members of the global community. We have a formal ESG charter to support our ongoing commitment to environmental, health and safety, corporate social responsibility, corporate governance, sustainability, and other related trends, issues, and concerns relevant to the Company. Our ESG Committee helps the Executive Leadership Team to develop strategy relating to ESG matters and support the integration of strategically significant ESG policies into the Company’s business operations and strategy.

Given our reliance on outsourced operations, it is important that we select partners whose standards align with our own. Through our procurement department, we request information on our suppliers’ practices and their commitment to sustainability, and we expect our suppliers to adhere to our Supplier Code of Conduct (or their own code, if it is substantially similar). This code, which is posted on our corporate website, is an extension of Amylyx’s Code of Business Conduct & Ethics and summarizes the legal obligations and ethical standards that we expect our suppliers to comply with.

Environmental

Most of our employees choose to work remotely, but we maintain features such as recycling programs, composting and automatic lighting at our facilities to minimize our impact. We also expect our suppliers to operate in a responsible and efficient manner to minimize adverse impacts on the environment, including by conserving natural resources, engaging in reuse and recycling programs, and avoiding the use of hazardous materials where possible. We retain the ability to conduct periodic audits to review these programs.

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

We continually seek input on our clinical trial designs and desired outcomes, and recruitment and retention strategies by directly engaging with the patient communities we hope to serve. As we advance novel drug candidates in our pipeline, we will attempt to ensure equal access for all to clinical trials and, in particular, we will attempt to conduct clinical trials comprised of a diverse set of people impacted by the disease. We conduct our clinical trials in accordance with relevant “Good Practices” guidelines (e.g., GCP, GLP, GMP), all applicable laws and regulations, and industry standards. We require all partners (e.g., clinical research organizations, manufacturers, and other suppliers) and clinical trial sites to comply with the same guidelines, laws, regulations and high standards.

As an employer, diversity is also important, including having representation of diverse views and backgrounds at the highest levels of the organization. Three of our eight senior executives are women, and two of our seven board members are women.

We care deeply about supporting and investing in our people, and we strive to provide clear information on our policies, practices, and benefits to all employees. Employee benefits are an important part of total rewards, and we’re pleased to offer a comprehensive package to enable our employees’ best work and help support their health, family, and way of life.

Our range of medical plans provides comprehensive coverage for our employees and their families with the flexibility to choose what will best suit their needs. We also offer dental and vision insurance. We complement these offerings with options for a Flexible Spending Account, or FSA, or Health Savings Account for eligible medical expenses, Dependent Care FSA for child or elder care expenses, and a Limited Purpose FSA for dental and vision expenses.

In addition to the competitive benefits above, we offer:

•
Hybrid-Remote Work Environment: We are primarily remote but have opportunities to come together as a full organization
•
Robust Onboarding Program: Led by a cross-functional team, this program introduces new employees to the organization
•
Touchpoints Rooted in Connection: Our in-person Anchor Weeks and bi-weekly Amylyx Exchange calls help us collaborate and connect with each other and the communities we’re serving
•
Internal Social Channels: These channels allow us to share and amplify business updates and foster informal connections
•
Learning and Development Program: Opportunities to grow professionally and network
•
Recognition Platform: Recognizes employees beyond just the day-to-day
•
Flexible Paid Time Off: Paid time off designed with flexibility for vacation, personal needs, school events, or appointments
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
•
We have entered and may in the future enter into collaborations with third parties for the development and commercialization of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates, and our prospects with respect to avexitide, AMX0035, AMX0114, AMX0318 and our other current or future product candidates will depend in significant part on the success of those collaborations.

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
•
We are currently operating in a period of economic uncertainty, which has been significantly impacted by geopolitical instability, ongoing military conflicts, including the ongoing war between Russia and Ukraine, the ongoing conflicts in the Middle East, the evolving regulatory activities and policy changes under the current U.S. government, events related thereto, and changes in inflation and interest rates, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We invested substantial resources into our product development efforts of AMX0035, and toward the commercialization of AMX0035 as RELYVRIO for ALS, which was approved by the FDA, and ALBRIOZA and, received marketing authorization with conditions from Health Canada. We voluntarily discontinued the marketing authorizations for RELYVRIO/ALBRIOZA for ALS and removed the product from the market in the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial, which failed to meet its prespecified primary and secondary endpoints. Following the withdrawal of RELYVRIO/ALBRIOZA from the market in the US and Canada, respectively, we do not have any products approved for commercial sale and we will continue to incur significant research and development and other expenses related to clinical development and potential approvals for our current and future product candidates, including for avexitide, AMX0035 and AMX0114 in additional indications other than ALS, and for ongoing operations. Since our inception, we have devoted the majority of our financial resources and efforts to research and development, including preclinical studies and our clinical trials, preparation for commercialization and commercialization activities. Our financial condition and operating results, including our revenues, expenses and net income (loss), have in the past and are likely in the future to fluctuate significantly from quarter to quarter and year to year. For example, we generated revenues of $380.8 million in 2023 as a result of sales of RELYVRIO/ALBRIOZA, but following its withdrawal, we will no longer generate revenues from this product. Accordingly, you should not rely upon the results of any prior quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and may in the future have, an adverse effect on our stockholders’ equity and working capital. As of December 31, 2025, we had an accumulated deficit of $751.4 million.

We anticipate that significant expenses will be incurred if and as we:

•
conduct clinical trials of avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates;
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
•
seek regulatory approvals for avexitide, AMX0035, AMX0114 or AMX0318 in indications that successfully complete clinical development; and
•
acquire or in-license other product candidates, products or technologies.

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

Our operations have consumed substantial amounts of cash since inception. We expect to spend substantial amounts to continue the clinical development of avexitide, the clinical development of AMX0035 in indications other than ALS, and for the preclinical and clinical development of additional product candidates, or in the in-license, acquisition or development of other product candidates or products. If we are unable to obtain additional marketing approvals for avexitide, AMX0035, or for any other current or future product candidates that we develop, in-license or acquire, we may require significant additional amounts of cash in order to continue to develop avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates and fund our operations. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our ongoing and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing avexitide, AMX0035 for Wolfram syndrome and potential additional indications, AMX0114, AMX0318, as well as any other product candidates we are currently developing or may in the future develop;
•
the timing of, and the costs involved in, our efforts to obtain marketing approvals for avexitide in PBH, AMX0035 for the treatment of Wolfram syndrome and potential additional indications, AMX0114, AMX0318, and our efforts to obtain approvals for other product candidates we are developing or may in the future develop and pursue;
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

We cannot be certain that additional funding will be available on acceptable terms, or at all. As a result of the challenges caused by economic uncertainty in domestic and global markets due to geopolitical instability and conflict, the evolving regulatory activities and policy changes under the current U.S. government, the global credit and financial markets have experienced in recent periods significant volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, changes to rates of inflation and interest rates and uncertainty about economic and global stability. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing impossible or more difficult, more costly or more dilutive.

We have no committed source of additional capital and if we are unable to raise additional capital or secure other financing, if needed, in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates or other research and development initiatives. We may need to seek collaborators for avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of our common stock to decline.

We believe our existing cash, cash equivalents and marketable securities as of December 31, 2025 will be sufficient to fund our operations into 2028. However, our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect our expenses to continue to increase in both the near term and long term in connection with our planned operations. Unless and until we can generate a substantial amount of revenue on a sustained basis, if at all, we expect we will be required to finance our future cash needs through public or private equity offerings, royalty-based or debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, your ownership interest may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Securing financing could also require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of avexitide, AMX0035, AMX0114, AMX0318 or any future product candidates.

If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, local and international income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the OBBBA was signed into law on July 4, 2025 and made significant changes to the U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Internal Revenue Code of 1986, as amended, or the IRC, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. The OBBBA also makes significant changes to the Medicaid, Medicare, and Health Insurance Marketplace federal healthcare programs. Changes include new requirements states must meet to maintain federal support for the Medicaid programs, as well as stricter criteria beneficiaries must meet to qualify for and maintain enrollment in federal healthcare programs. The effect of these changes could result in reductions in our patient population and managed care enrollees that we serve across our federal healthcare program lines of business due to, among other things, more stringent eligibility requirements such as the imposition of work or community service requirements, and copayments on many services, limitation of Medicaid eligibility to certain lawfully present individuals, and the effect of immigration enforcement actions which may discourage beneficiaries from applying or reapplying for federal healthcare benefits. These risks could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Inflation and fluctuations in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, Federal Deposit Insurance Corporation, or FDIC, and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the event of the closure of other banks or financial institutions in the future, or that they would do so in a timely fashion.

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

Our future success depends significantly on our ability to successfully develop, and obtain regulatory approvals for and commercialize, avexitide in PBH and AMX0035 in indications other than ALS, including Wolfram syndrome. Avexitide has been evaluated in five Phase 1 and Phase 2 clinical trials for PBH and has also been studied in Congenital HI. In February 2025, we activated the first sites for the pivotal Phase 3 LUCIDITY clinical trial for avexitide in PBH and in April 2025, we announced that the first participant had been dosed. Recruitment of LUCIDITY is complete. We continue to expect to randomize and dose the last eligible patients in Q1 2026 with topline data expected in Q3 2026, and if approved, a commercial launch in 2027. We reported positive topline results from the Phase 2 HELIOS trial, an open-label study of AMX0035 in 12 adult participants with Wolfram syndrome. At Week 24, stabilization or improvement was demonstrated across all key clinical measures, including pancreatic function, glycemic control, and vision. Long-term Week 48 data demonstrated that treatment with AMX0035 led to continued sustained stabilization or improvement. Our business success depends heavily on our ability to successfully complete clinical trials for our product candidates. We have completed the IND-enabling studies of AMX0114 in ALS, fully enrolled cohort 1 (n=12) of the Phase 1 LUMINA trial in ALS in September 2025, and began enrolling cohort 2 (n=12) in December 2025 following the presentation of cohort 1 safety data demonstrating AMX0114 was generally well-tolerated, with no treatment-related serious AEs.

We will need to have sufficient funds for, and successfully complete, our clinical development of avexitide in PBH, AMX0035 for the treatment of Wolfram syndrome and other indications, AMX0114 in ALS, AMX0318 in PBH and other rare diseases, and any other product candidates we may develop or acquire.

The future regulatory and commercial success of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates are subject to a number of risks, including the following:

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
•
receipt and maintenance of designations from applicable regulatory authorities, including breakthrough designation for avexitide, orphan designation for avexitide and AMX0035, and Fast Track Designation for AMX0114;
•
obtaining and maintaining patent and trade secret protection and regulatory exclusivity for avexitide, AMX0035 or any other current or future product candidates;
•
making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates;
•
entry into collaborations to further the development of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates;
•
establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•
acceptance of avexitide, AMX0035 or any other products, if and when approved, by patients, the medical community and third-party payors;
•
appropriately identifying patients with the diseases targeted by avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates and accurately estimating the size of applicable patient populations or disease prevalence;
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

Additionally, we may not realize the full commercial potential of avexitide, AMX0035 or any other current or future product candidates that receive marketing approval if we are unable to appropriately identify patients with the diseases targeted by such product candidates. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development activities, we cannot assure you that we will successfully develop or commercialize our current or any future product candidates for any indication in any jurisdiction. If we or any of our future collaborators are unable to develop, maintain, or obtain regulatory approvals for, or, if approved, successfully commercialize our current or any future product candidates for our initial or potential additional indications, we may not be able to generate sufficient revenue to continue our business. In addition, our failure to demonstrate positive results in our clinical trials in any indication for which we are developing our current product candidates, or to satisfy other regulatory requirements, could adversely affect our development efforts for avexitide, AMX0035 in other indications, AMX0114, or AMX0318.

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

We have focused our research and development efforts on addressing neurodegenerative diseases and have only recently further expanded upon our existing development efforts in the endocrine and metabolic field with the acquisition of avexitide. This shift in focus may result in additional costs arising from operating expenses and hiring personnel, challenges with building our expertise in the endocrine and metabolic field, or diversion of management’s attention away from AMX0035. Historically, efforts by pharmaceutical companies in the field of neurodegenerative diseases have experienced limited successes in product development. The development of neurodegenerative therapies presents unique challenges, including an imperfect understanding of the biology, the presence of the blood brain barrier that can restrict the flow of drugs to the brain, a frequent lack of translatability of preclinical study results in subsequent clinical trials and dose selection, and the product candidate having an effect that may be too small to be detected using the outcome measures selected in clinical trials or if the outcomes measured do not reach statistical significance. There are few approved therapeutic options available for patients with ALS and other neurodegenerative disorders. Our future success is highly dependent on the successful development and commercialization of avexitide, AMX0035 and any other current or future product candidates for treating neurodegenerative diseases or for treating endocrine conditions. Developing and commercializing avexitide, AMX0035 and any other current or future product candidates for treatment of neurodegenerative diseases or for treating PBH and Congenital HI subjects us to a number of challenges, including ensuring that we have developed or acquired the requisite expertise in these areas, selected the optimal doses, execute appropriate clinical trials to test for efficacy and obtain regulatory approval from the FDA and other comparable foreign regulatory authorities.

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

Avexitide, AMX0035, AMX0114, AMX0318 and any current or future product candidates could fail to obtain regulatory approvals, and any of our future product candidates could fail to obtain regulatory approvals, for many reasons, including the following:

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
•
the data collected from clinical trials of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates may not be sufficient to support the submission of an NDA or other submission to the FDA or other comparable foreign regulatory authority to obtain regulatory approval in the U.S. or elsewhere;
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

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market avexitide, AMX0035 or any future product candidate we develop, which would significantly harm our business, results of operations and prospects. There is no assurance that the endpoints and trial designs used for the approval of currently approved drugs for the treatment of neurodegenerative diseases will be acceptable for future approvals, including for avexitide, AMX0035, AMX0114, AMX0318 and any current or future product candidates. Similarly, there is no assurance that the endpoints and trial designs for avexitide will be acceptable for its future approval. The FDA and other comparable foreign authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any product candidate that we develop. Even if we believe the data collected from past or future clinical trials of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority.

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

We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates.

To obtain regulatory approval to commercialize avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that such product candidates are safe and effective in humans. Preclinical and clinical testing are expensive and can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful, which could impact our ability to obtain regulatory approvals for avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates.

We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates we develop, including:

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
•
the number of subjects or patients required for clinical trials of avexitide, AMX0035, AMX0114 and AMX0318 in an indication or any future product candidate may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than we anticipate;
•
our third-party contractors, including those manufacturing avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
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
•
regulators, IRBs or other reviewing bodies may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, or the supply or quality of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidate or other materials necessary to conduct clinical trials of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and
•
the potential for approval policies or regulations of the FDA or any other applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial data in clinical trials may not be indicative of results obtained when such trials are completed. There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of avexitide, AMX0035, AMX0114 or any other current or future product candidates. For example, the clinical results seen in the CENTAUR trial were different than the results seen in our global Phase 3 PHOENIX clinical trial. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for avexitide, AMX0035, AMX0114 or any other current or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable foreign regulatory authorities. Additionally, certain clinical trials for avexitide, AMX0035, AMX0114 and any other current or future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants. For example, the number of patients suffering from Wolfram syndrome and PBH, is small and, in some cases, has not been established with precision. If the actual number of patients with these diseases is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of avexitide, AMX0035, AMX0114 or any other current or future product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Neurodegenerative diseases have particular challenges, including significant mobility issues, morbidities and other complications that have historically made retention in clinical trials more challenging. In the past, we have had discontinuations in our clinical trials, including in our CENTAUR trial and our PHOENIX trial, and their open label extensions. Discontinuations may occur in current or future trials and could result in delays of completion of our clinical trials and affect our ability to enroll additional patients in our clinical trials and impact the integrity of data from our clinical trials.

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

Any negative results we may report in clinical trials of avexitide, AMX0035, AMX0114 or any future product candidate may also make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. For example, the PHOENIX trial did not meet its primary or secondary endpoints, which may discourage patients from participating in clinical trials of AMX0035 in other indications. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop AMX0035 in Wolfram syndrome and additional indications, avexitide and any other current or future product candidates, or could render further development impossible. Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, whether as a result of public health epidemics and related illness, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

Avexitide, AMX0035, AMX0114, AMX0318 or any future product candidate may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.

Undesirable side effects caused by avexitide, AMX0035, AMX0114, AMX0318 or any future product candidate, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our preclinical studies or clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In clinical trials to date of avexitide, avexitide was generally well-tolerated. The most common AEs were injection site bruising, headache, and nausea; these occurred more often with placebo than either avexitide dose. However, there can be no guarantee that we would observe a similar tolerability profile of avexitide in future clinical trials or for other indications.

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

Many compounds that initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound. If unacceptable or severe side effects arise in the development of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates, we, the FDA or comparable foreign regulatory authorities, the IRBs, or independent ethics committees at the institutions in which our trials are conducted, or the independent safety monitoring committee could suspend or terminate our clinical trials or regulatory authorities could order us to cease clinical trials or deny approval of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates for any or all targeted indications. Treatment-emergent side effects that are deemed to be drug-related could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Undesirable side effects in one of our clinical trials for AMX0035 in one indication or avexitide could adversely affect enrollment in clinical trials, regulatory approval and commercialization of AMX0035 in other indications or avexitide. Additionally, there may be negative findings regarding components of avexitide, AMX0035, AMX0114, AMX0318 or future product candidates by other parties. Any negative findings by third parties may impact the future approvability or labeling of avexitide, AMX0035, AMX0114, AMX0318 or other product candidates we may develop. In addition, side effects may not be appropriately recognized or managed by the treating medical staff. Inadequate training in recognizing or managing the potential side effects of avexitide, AMX0035, AMX0114, AMX0318 or any future product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Finally, clinical trials of avexitide, AMX0035, and AMX0114 are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects.

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

We may not be successful in our efforts to expand our pipeline by identifying additional product candidates or indications and modifications for which to investigate avexitide, AMX0035, AMX0114, or AMX0318 in the future. We may expend our limited resources to pursue particular product candidates or indications or formulations for avexitide, AMX0035, AMX0114, AMX0318 and fail to capitalize on such product candidates or indications or formulations of avexitide, AMX0035, AMX0114, or AMX0318 that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are focused on specific indications and modifications for avexitide, AMX0035, AMX0114 and AMX0318. As a result, we may fail to generate additional clinical development opportunities for such candidates for a number of reasons, including, that such candidates may in certain indications, on further study, be shown to have harmful side effects, limited to no efficacy, or other characteristics that suggest it is unlikely to receive marketing approval and achieve market acceptance in such additional indications. For example, in August 2025, we announced the decision to discontinue the ORION program of AMX0035 in adults living with PSP, based on data from the Phase 2b trial, where AMX0035 did not show differences compared to placebo on primary or secondary outcomes at Week 24.

We plan to conduct several clinical trials for AMX0035 in parallel over the next several years, including clinical trials in patients with Wolfram syndrome and other indications, which may make our decision as to which indication to prioritize more difficult. Moreover, we intend to conduct a clinical trial of avexitide in PBH and may conduct others in other indications as well. As a result, we may forgo or delay pursuit of opportunities with other indications that we believe could have had greater commercial potential or likelihood of success. In addition, we are continuing to evaluate plans to explore the use of other product candidates in ALS and additional neurodegenerative diseases. However, we may focus on or pursue one or more of our target indications over other potential indications and product candidates and such development efforts may not be successful, which would cause us to delay the clinical development and approval of avexitide, AMX0035, AMX0114, AMX0318 and other product candidates. Furthermore, research activities to identify additional indications for avexitide, AMX0035, AMX0114, AMX0318 and other product candidates require substantial technical, financial, and human resources. We may not successfully develop these additional modifications for chemistry-related, stability-related, or other reasons. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for specific indications or formulations of avexitide, AMX0035, AMX0114, or for AMX0318 or other product candidates may not yield any commercially viable products.

Additionally, we may pursue in-licenses or acquisitions of development-stage assets or programs, which entails additional risk to us. For example, we recently completed the acquisition of substantially all of the rights, title and interests in, to and under those assets and interests used by Eiger in the development, manufacture and commercialization of avexitide. Avexitide has been evaluated in five clinical studies for PBH and three studies for Congenital HI, both diseases with unmet need, and we initiated a Phase 3 program in PBH in February 2025. Identifying, selecting and acquiring promising product candidates requires substantial technical, financial, and human resources expertise and, once acquired, requires us to devote substantial resources. Efforts to do so may not result in the actual acquisition or license of a particular product candidate, and, if acquired, may results in extensive diligence and preparation efforts, each of which may potentially result in a diversion of our management’s time and the expenditure of our resources with no resulting benefit.

For example, if we are unable to identify programs that ultimately result in approved products, we may spend material amounts of our capital and other resources evaluating, acquiring and developing products that ultimately do not provide a return on our investment.

Competitive products may reduce or eliminate the commercial opportunity for avexitide or AMX0035 for our intended indications. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies or product candidates are more effective or safer than ours, our ability to develop and successfully commercialize avexitide or AMX0035 may be adversely affected.

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

Obtaining and maintaining regulatory approval of avexitide, AMX0035 and any future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S. and other jurisdictions, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., including Canada, and certain jurisdictions in the EU, in order for a medicinal product to be supplied within the national health insurance system, it must be approved for reimbursement. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Even though we have obtained orphan drug designation for AMX0035 for the treatment of Wolfram syndrome and for avexitide for the treatment of hyperinsulinemic hypoglycemia (which includes PBH and Congenital HI) in the U.S. and for Congenital HI in the EU by the EMA, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

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

We received orphan drug status for AMX0035 for the treatment of patients with Wolfram syndrome in the U.S. in November 2020. Eiger received orphan drug status for avexitide for the treatment of hyperinsulinemic hypoglycemia (which includes PBH and Congenital HI) in the U.S. in December 2016 and for Congenital HI in the EU from the European Commission in November 2019. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the other regulatory bodies from approving another marketing authorization application for the same drug in the same approved use or indication for that time period. Another drug may receive marketing approval prior to avexitide or AMX0035. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU may be reduced to six years if, at the end of the fifth year, it is demonstrated that a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. In the EU, during the ten-year period of orphan marketing exclusivity, neither the competent authorities of the EU Member States, the EMA, or the European Commission are permitted to accept applications or grant marketing authorization for similar medicinal products to the authorized orphan product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Legislation has been proposed by the European Commission and is progressing through the EU legislative process that, if adopted, could reduce the ten-year period of orphan marketing exclusivity for certain orphan medicinal products. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA and the EMA can subsequently approve another drug for the same condition before the expiration of the seven-year (or ten-year in the EU) exclusivity period if the FDA or the EMA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to AMX0035 for the treatment of Wolfram syndrome, if we receive approval for AMX0035 for a modified or different indication, our current orphan designation may not provide us with exclusivity.

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

Under current law, after September 30, 2029, the FDA may not award any rare pediatric disease priority review vouchers, although the FDA’s authority to do so could be extended by Congress in the future.

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

The advancement of avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates and development programs or activities, will require substantial additional cash to fund expenses. For some indications of avexitide, AMX0035, AMX0114, AMX0318 or other current or future product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies with respect to development and potential commercialization. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain regulatory approval for product candidates from foreign regulatory authorities, we may enter into collaborations with international biotechnology or pharmaceutical companies for the commercialization of such product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA or other comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates or bring them to market and generate product revenue.

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

We have entered and may in the future enter into collaborations with third parties for the development and commercialization of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates, and our prospects with respect to avexitide, AMX0035, AMX0114, AMX0318 and our other current or future product candidates will depend in significant part on the success of those collaborations.

We may rely on collaborations for the development and future commercialization of avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates. For example, we may utilize a variety of distribution, collaboration and other marketing arrangements with one or more third parties to facilitate commercialization of avexitide or AMX0035 or to identify novel drug candidates for neurodegenerative or other diseases. Our likely collaborators for any distribution, development, sales, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into such collaborations, we may have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates. Our ability to generate revenues from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

Collaborations involving avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates pose a number of risks, including the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•
collaborators may not perform their obligations as expected;
•
collaborators may not pursue development and commercialization of avexitide, AMX0035, AMX0114, AMX0318 or any future product candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with avexitide, AMX0035, AMX0114, AMX0318 or any of our other current or future product candidates;
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
•
limitations on supply availability resulting from capacity and scheduling constraints of third parties, or as a result of economic or political developments, including the ongoing conflicts in Ukraine and the Middle East and global economic instability;
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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other information processing worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or, EEA, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, and similarly, processing of personal data regarding individuals in the United Kingdom, or the UK, including personal health data, is subject to the UK General Data Protection Regulation and the UK Data Protection Act 2018, or, collectively the UK GDPR, and together with the EU GDPR, the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining the consent of the individuals to whom the personal data relates, providing detailed information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA/UK that are not considered by the European Commission and the UK government as providing “adequate” protection to personal data, including the U.S., and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the U.S. Such transfers of personal data outside of the EEA and UK are prohibited unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) has been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA/UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA/UK personal data is transferred and which service providers we can utilize for the processing of EEA/UK personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position. The GDPR also permits data protection authorities to require the destruction of improperly gathered or used personal information and or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or €20 million (£17.5 million under the UK GDPR), whichever is greater and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Although the UK is regarded as a third country under the EU GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR, or Adequacy Decision, and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR. For example, the UK Data (Use and Access) Act 2025, which supplements the UK GDPR, has recently come into force and introduces certain provisions that diverge from the EU GDPR. Following the entry into force of the UK Data (Use and Access) Act 2025, the European Commission renewed the EU–UK adequacy decision for another six years, meaning the UK’s data protection framework is still considered to provide “essentially equivalent” safeguards to the EU’s GDPR. While this renewal reduces immediate adequacy concerns, future divergence remains a possibility. In addition, EU member states have adopted national laws to supplement the EU GDPR, which may partially deviate from the EU GDPR, and the competent authorities in the EU Member States may interpret EU GDPR obligations slightly differently from country to country, such that we do not expect to operate in a uniform legal landscape in the EEA with respect to data protection regulations. Further divergence between the EU GDPR and UK GDPR would create additional regulatory challenges increasing legal risk, uncertainty, complexity and cost to the handling of European personal data and our privacy and data security compliance programs. This may require us to implement different compliance measures for the UK and EEA.

Similar legal requirements are either in place or are being proposed in the U.S. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General are all aggressive in reviewing consumers’ privacy and data security protections. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020 and which was recently amended by the California Privacy Rights Act—is creating similar risks and obligations as those created by GDPR. Though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects, or the Common Rule, it does apply to other personal information that we may otherwise handle, such as personal information collected in a business to business context and personal information collected from employees, applicants and retirees residing in California. Similar broad consumer privacy laws have already been passed in numerous states, and laws in Virginia, Colorado and Connecticut already have entered into force. In addition, bills for broad consumer privacy laws are being considered in numerous other states and at the federal level.

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

Our use of new and evolving technologies, including artificial intelligence, presents risks and challenges that can impact our business including by posing cybersecurity and other risks to our confidential information, proprietary information, and personal data.

We may use and integrate artificial intelligence, or AI, into our business processes both in our own development and implementation of AI and through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, artificial intelligence hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption and use of AI technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, Europe began implementing its EU Artificial Intelligence Act, or the AI Act, on August 1, 2024, with a significant part of the law scheduled to come into effect in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of AI systems, particularly those considered as “high risk,” and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued draft guidance on the use of AI in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If we develop or use AI systems governed by these laws or regulations, we will need to meet various standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

Our vendors may incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data protection. Further, bad actors around the world use sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendor. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of AI tools, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Any of these outcomes could result in the loss of valuable property and information, and adversely impact our business.

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

We anticipate completing acquisitions and business combinations in the future, although there can be no guarantee that we will do so. For example, in July 2024, we completed the acquisition of substantially all of the rights, title and interests in, to and under those assets and interests used by Eiger in the development, manufacture and commercialization of avexitide. Our ability to complete future acquisitions and business combinations will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions; our ability to compete effectively for acquisition candidates; and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition or business combination could impair our business, reputation, operating results and financial condition. The benefits of an acquisition or business combination may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions or business combinations will, in fact, produce any benefits. For example, we may not receive the anticipated benefits of the acquisition of avexitide for some time. Acquisitions and business combinations may involve a number of risks, the occurrence of which could adversely affect our business, reputation, operating results and financial condition, including:

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

In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of acquired businesses may result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. However, we cannot be certain that these measures will ensure that we design, implement, and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses, regardless of whether such acquired business was previously privately or publicly held. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. These risks, among others, could be heightened if we complete a large acquisition or other business combination or multiple transactions within a relatively short period of time.

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

There is also substantial uncertainty as to how regulatory reform measures being implemented by the current administration, and other political developments, such as government shutdowns or work stoppages, would impact other U.S. regulatory agencies, such as the FDA, SEC, the Internal Revenue Service, and USPTO, on which our operations rely. For example, over the last several years and most recently in October 2025, the U.S. government has shut down and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. In addition, the current U.S. administration has proposed substantial reductions in force at various government agencies that, if applied in a material way, could significantly reduce the FDA’s and other agencies’ capacities to perform their functions in a manner consistent with past practices. If a future U.S. federal government shutdown occurs, is prolonged, or if the FDA, NIH, SEC or the USPTO experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA to issue licenses needed for conduct of our clinical trials, the NIH to conduct research or provide grants, and the abilities of the FDA and the USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business and our timelines. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Critical government functions could be affected, causing delays that impact the broader market. For instance, the Bureau of Labor Statistics and other agencies might pause the release of key economic indicators, which could increase market volatility.

There have been evolving regulatory activities and policy changes, and there continues to be uncertainty as to whether and how the Trump administration will continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could continue to present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the current U.S. government could continue to issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

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

We implemented a restructuring plan, or the Restructuring Plan, to reduce our workforce by 70% in April 2024. Our Restructuring Plan and our focus on research and the development of our product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

We are currently operating in a period of economic uncertainty, which has been significantly impacted by geopolitical instability, ongoing military conflicts, including the ongoing war between Russia and Ukraine, ongoing conflicts in the Middle East, the evolving regulatory activities and policy changes under the current U.S. government, events related thereto, and changes in inflation and interest rates, any of which could have a material adverse effect on our business, financial condition and results of operations.

U.S. and global markets have recently been experiencing volatility and disruption caused by economic uncertainty, including as a result of geopolitical instability, ongoing military conflicts, the evolving regulatory activities and economic policies under the current U.S. government, events related thereto, such as changes to candidates or political unrest or otherwise, and high inflation and interest rates. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which contributed to record inflation globally. In addition, global markets may experience additional disruptions as a result of the ongoing conflicts in the Middle East. We are continuing to monitor inflation, the situations in Ukraine and the Middle East and global capital markets and assessing their potential impact on our business, including the impact on the supply chains we rely on for the manufacture of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates.

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

There have been, and may continue to be, significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand in affected markets. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials and production processes. If we are unable to obtain these chemical or biological intermediates in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

Risks Related to Our Common Stock

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, from January 7, 2022, the first day that our stock traded on the Nasdaq Global Select Market, through December 31, 2025, our stock has traded within a range of a high price of $41.93 and a low price of $1.58 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

•
the commencement, enrollment or results of our ongoing and future preclinical studies and clinical trials, or any future preclinical studies or clinical trials, we may conduct of avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates, or changes in the development status of our current and any future product candidates;
•
any additional regulatory submissions for avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such submissions, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
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
•
unanticipated serious safety concerns related to the use of avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates;
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
•
general political, geographical, and economic conditions, including the impact of global health crises such as the COVID-19 pandemic, historically high inflation, fluctuating interest rates, the ongoing wars in Ukraine and in the Middle East and the legislative changes under the current U.S. government and accompanying regulatory activities and economic policies; and
•
other events or factors, many of which are beyond our control.

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

Adverse macroeconomic conditions or market volatility resulting from national or global economic developments, political unrest, high inflation, fluctuating interest rates, international tariffs, changes in international trade relationships and military conflicts, such as the ongoing conflict between Russia and Ukraine, significant changes in U.S. policies and regulatory environment and other factors, could materially and adversely affect our business operations. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. For example, in early 2025, the U.S. imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S., and is likely to continue to result in more retaliatory tariffs. In addition, the current U.S. administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy objective of reshoring pharmaceutical manufacturing to the United States. Among other means, such tariffs may be imposed by the United States under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. The Trump administration continued to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. In addition, any deterioration in the macro-economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. A severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all.

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

We no longer qualify as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and as such we no longer are entitled to rely on exemptions from certain compliance requirements that are applicable to companies that are emerging growth companies. These requirements include, but are not limited to:

•
engaging an independent registered public accounting firm to provide an attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
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

We are a smaller reporting company, and commencing December 31, 2025, we became a non-accelerated filer due to our public float at June 30, 2025. We cannot be certain if the reduced reporting requirements applicable to smaller reporting companies or non-accelerated filers will make our common stock less attractive to investors.

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

In addition, based on the market value of our common stock that was held by non-affiliates as of June 30, 2025, we are a non-accelerated filer in fiscal year 2026. For as long as we continue to be a non-accelerated filer, we may choose to take advantage of not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404(b) of SOX. Pursuant to Section 404(a) of SOX, we are required to furnish a report by our management on our internal control over financial reporting. However, beginning with this Annual Report and while we remain a non-accelerated filer, we will not be required to include an attestation report issued by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 23, 2026, we had outstanding 110,536,944 shares of common stock, which may be resold in the public market immediately without restriction, unless held by our affiliates.

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

Pursuant to Section 404, our management is required to assess and report annually on the effectiveness of our internal control over financial reporting and to identify any material weaknesses in our internal control over financial reporting. As a result of no longer qualifying as an emerging growth company as defined in the JOBS Act and becoming a large accelerated filer, we were also required to comply with, among other requirements, the auditor attestation requirements of Section 404(b). As we are a non-accelerated filer in fiscal year 2026, beginning with this Annual Report and while we remain a non-accelerated filer, we will not be required to include an attestation report issued by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting, though we may choose to voluntarily provide such attestation report.

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

The rules governing the standards that must be met for management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. In connection with our and our independent registered public accounting firm's evaluations of our internal control over financial reporting, we may need to continue upgrading systems, including information technology, implementing additional financial and management controls, reporting systems, and procedures, and hiring additional accounting and finance staff.

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

As of December 31, 2025, we had U.S. federal net operating loss, or NOL, carryforwards of $362.1 million that carry forward indefinitely. The amount of annual utilization of these NOL carryforwards may be limited based on provisions of the Tax Cuts and Jobs Act of 2017, or TCJA. As of December 31, 2025, we also had U.S. federal research and development tax credit carryforwards of $16.1 million and we have additionally recorded deferred tax assets for U.S. state NOL and research and development tax credit carryforwards of $22.9 million. These U.S. federal research and development tax credit and U.S. state carryforwards could begin to expire if unused in 2042 and 2035, respectively. Utilization of all NOL and research and development tax credit carryforwards is conditioned upon us generating U.S. federal and state taxable income.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize that cybersecurity threats have been increasing in number and severity in the general marketplace and in our industry. In an effort to address the threat landscape, we maintain a cybersecurity risk management strategy that is designed to identify, assess, manage, and address cybersecurity threats that may have a material impact on our business. We maintain a Written Information Security Program that defines our organization’s cybersecurity policies and procedures. This covers all aspects of cybersecurity, including but not limited to:

•
risk management;
•
incident response;
•
third party security assessments and data protection agreements, required of all vendors that access, store or process our data;
•
mandatory security awareness and phishing training through digital microlearning assignments;

•
acceptable use;
•
endpoint security;
•
patch management;
•
log management; and
•
backup and recovery.

We engage a third-party to conduct a cybersecurity risk assessment on an annual basis, which is informed by the National Institute of Standards and Technology, or NIST, Cybersecurity Framework. We have established a process for our IT security team to track and quantify known IT security risks and our remediation efforts through a cybersecurity risk register. The IT security team meets periodically to review and update the cybersecurity risk register based on feedback across the organization and the findings contained in our NIST-informed annual cybersecurity risk assessment. The IT security team reports on findings on at least an annual basis to the executive leadership team and the board of directors.

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

Our executive leadership team meets with our Senior Vice President of Information Technology, along with other members of our IT security team as needed, to discuss cybersecurity matters, such as the emerging cybersecurity threat landscape, significant developments to our cybersecurity processes, and our cybersecurity risk assessments. Senior management is thus kept abreast of the cybersecurity posture and potential risks facing our company. Our cybersecurity incident response process is designed to proactively triage, contain, investigate, mitigate and correct all incidents at the direction of the Senior Vice President of Information Technology. Critical incidents are assessed for materiality, and escalated to the executive leadership team for awareness, direction and approval as needed. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the board of directors, as needed, to provide oversight and guidance on critical cybersecurity issues.

Our IT security team, led by the Senior Director of Information Security, Governance and Architecture, or the Senior Director of ISGA, is responsible for managing and directing the day-to-day information security strategy of the organization, including oversight of our cybersecurity tools, controls and strategies to protect organization assets, networks and data. The Senior Director of ISGA reports to our Senior Vice President of Information Technology. The Senior Director of ISGA routinely reports on cybersecurity risks, projects, and initiatives to the Senior Vice President of Information Technology, who regularly reports to executive management and the audit committee on these matters as described above.

The Senior Director of ISGA maintains a Certified Information Systems Security Professionals, or CISSP, certification and has more than two decades of IT security management experience. The IT security team is supported by external vendors that provide managed services for network support, security operations and other IT areas as needed. Our IT security team also meets regularly with our Global Privacy Committee, which oversees our Enterprise Data Protection Program, to coordinate on cybersecurity initiatives and strategy related to protection of personal data.

Item 2. Properties.

Details of our principal properties as of December 31, 2025, are provided below:

Property Description	Location	Square Footage	Property Interest	Initial Lease Term End Date
Office space	Cambridge, Massachusetts	8,850	Leased	October 2026
Office space	Cambridge, Massachusetts	15,267	Leased	December 2030

We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

Item 3. Legal Proceedings.

On February 9, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former officers (Shih v. Amylyx Pharmaceuticals, Inc., et al., Case Number 1:24-CV-00988, or the Shih Complaint). Plaintiff filed an amended complaint on June 24, 2024. The Shih Complaint asserts a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and a claim under Section 20(a) against certain current and former officers as alleged controlling persons. The Shih Complaint alleges that defendants made materially false and misleading statements related to the commercial results and prospects for RELYVRIO. The Shih Complaint seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the court deems appropriate. On August 12, 2024, the case was transferred from the U.S. District Court for the Southern District of New York to the U.S. District Court for the District of Massachusetts, or the Court, and assigned docket number 1:24-CV-12068. Following the transfer, on September 6, 2024, defendants moved to dismiss the Shih Complaint. On September 30, 2025, the Court issued an order finding that the majority of the alleged misstatements are inactionable, but ultimately denied the motion to dismiss. The Company filed an answer on October 30, 2025. The parties have agreed to participate in a confidential mediation, currently scheduled for March 12, 2026, in an attempt to resolve this action, and will provide a status update to the court by April 12, 2026.

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

On July 2, 2025, a second derivative complaint was filed in the Court against certain current and former directors and officer defendants, naming the Company as nominal defendant (Hassine v. Cohen, et al., 1:25-CV-11879, or the Hassine Derivative Complaint and, together with the Jones Derivative Complaint, the Derivative Complaints). The substantive allegations mirror those of the Shih Complaint but also include claims for alleged violations of Sections 14(a), 10(b), and 21D of the Exchange Act, breach of fiduciary duty, and certain other common law claims. The Hassine Derivative Complaint seeks unspecified damages to be awarded to the Company along with interest, costs, and attorneys’ fees, restitution, and certain corporate governance and internal procedural reforms and improvements. On July 16, 2025, the parties to both Derivative Complaints moved the Court to consolidate the Hassine Derivative Complaint with the Jones Derivative Complaint and stay the action according to the terms of the previously-entered stay of the Jones Derivative Complaint. The Court approved the motion on July 22, 2025. Due to the above-referenced mediation currently scheduled for March 12, 2026, the previously-entered stay has been extended through April 30, 2026, at which point the parties will determine whether to enter a proposed case schedule or further extend the stay.

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

Holders of Record

As of February 23, 2026, we had approximately 16 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Securities

During the year ended December 31, 2025, we did not issue or sell any unregistered securities.

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

Overview

We are a clinical-stage pharmaceutical company with a mission to develop novel therapies for communities with high unmet medical needs. We have preclinical and clinical development programs underway in endocrine conditions and neurodegenerative diseases. We are advancing a pipeline in which we have matched investigational therapies with diseases where we believe they can make the greatest impact, based on well-defined mechanistic rationale, clear clinical outcomes and biomarkers, and rigorous preclinical data, agnostic of modality. We are currently developing four investigational therapies for potential impact across several diseases: avexitide in PBH, AMX0035 in Wolfram syndrome, AMX0114 in ALS, and AMX0318 in PBH and other rare diseases.

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $317.0 million. We believe our existing cash, cash equivalents and marketable securities as of December 31, 2025 will be sufficient to fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of avexitide, AMX0035, AMX0114, AMX0318 and other potential future product candidates. We expense research and development costs as incurred. These expenses include:

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

Research and development activities are central to our business model. Product candidates such as avexitide and AMX0035 in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, such as AMX0114 and AMX0318, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. Despite a decline in research and development expenses in 2025 compared to 2024, we expect that our research and development expenses will increase in connection with our planned clinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of avexitide, AMX0035, AMX0114, AMX0318 and any future product candidates. Our clinical development costs may vary significantly based on factors such as:

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

The successful development and commercialization of avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates is highly uncertain, due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

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

A change in the outcome of any of these variables with respect to the development of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates could have a significant impact on the cost and timing associated with the development of our product candidates. We may never succeed in obtaining or maintaining, as applicable, regulatory approval for avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, sales, marketing, as well as administrative functions. Selling, general and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; corporate insurance costs; administrative travel expenses; sales and marketing expenses; information technology; charitable donations to independent charitable foundations; facility-related and other operating costs. In April 2024, we announced the Restructuring Plan designed to focus our resources on key clinical and preclinical programs. The restructuring included a reduction in force which reduced our workforce by approximately 70% and a decrease in external financial commitments outside our priority areas. As a result, our selling, general and administrative expenses decreased in 2025 as compared to 2024. However, we expect that general and administrative expenses will increase in future periods as we advance our clinical pipeline.

Income Taxes

We have historically not incurred significant income taxes. We continue to maintain a full valuation allowance against all of our deferred tax assets based on management’s evaluation of all available evidence, including our history of incurring significant losses from operations. As a result, we don’t expect to incur material income taxes for the foreseeable future.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Product revenue, net	$—	$87,371	$(87,371)	(100)%
Operating expenses:
Cost of sales	—	5,953	(5,953)	(100)%
Cost of sales - inventory impairment and loss on firm purchase commitments	—	118,680	(118,680)	(100)%
Acquired in-process research and development	—	36,203	(36,203)	(100)%
Research and development	90,404	104,084	(13,680)	(13)%
Selling, general and administrative	62,887	114,331	(51,444)	(45)%
Restructuring expenses	—	22,851	(22,851)	(100)%
Total operating expenses	153,291	402,102	(248,811)	(62)%
Loss from operations	(153,291)	(314,731)	161,440	(51)%
Other income, net:
Interest income	9,302	13,809	(4,507)	(33)%
Other expense, net	(700)	(1,214)	514	(42)%
Total other income, net	8,602	12,595	(3,993)	(32)%
Loss before income taxes	(144,689)	(302,136)	157,447	(52)%
Provision (benefit) for income taxes	46	(393)	439	(112)%
Net loss	$(144,735)	$(301,743)	$157,008	(52)%

Product revenue, net and Cost of sales

In April 2024, we announced we had started a process with the FDA and Health Canada to voluntarily discontinue the marketing authorizations for RELYVRIO®/ALBRIOZA™ (sodium phenylbutyrate and taurursodiol [also known as ursodoxicoltaurine]; also known as AMX0035) for the treatment of ALS and remove the product from the market in the U.S. and Canada, or the “RELYVRIO®/ALBRIOZA™ Discontinuation. As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, we did not generate revenue from product sales for the year ended December 31, 2025. For the year ended December 31, 2024, product revenue, net was primarily related to units of RELYVRIO and ALBRIOZA previously sold in the U.S. and Canada during the first quarter of 2024.

As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, we did not generate cost of sales for the year ended December 31, 2025. For the year ended December 31, 2024, cost of sales consisted of costs to procure, manufacture and distribute our marketed products, RELYVRIO and ALBRIOZA. As a result of the RELYVRIO®/ALBRIOZA™ Discontinuation, we recorded approximately $118.7 million of charges associated with the write-down of inventory and losses on firm purchase commitments for the year ended December 31, 2024.

Acquired In-process Research and Development Expenses

In July 2024, we completed the acquisition of substantially all the assets and interests in the development, manufacture and commercialization of avexitide, an investigational, first-in-class GLP-1 receptor antagonist, from Eiger, or the Eiger Acquisition. During the year ended December 31, 2024, we recorded a charge of approximately $36.2 million associated with the acquired in-process research and development assets of avexitide with no alternative future use.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Direct research and development expenses by program:
Avexitide	$24,100	$2,766	$21,334	771%
AMX0035 - PSP	17,260	16,917	343	2%
AMX0035 - ALS	1,756	36,727	(34,971)	(95)%
Other programs	15,004	8,698	6,306	72%
Total direct research and development expenses by program	58,120	65,108	(6,988)	(11)%
Personnel-related research and development	32,284	38,976	(6,692)	(17)%
	$90,404	$104,084	$(13,680)	(13)%

Research and development expenses were $90.4 million for the year ended December 31, 2025, compared to $104.1 million for the year ended December 31, 2024. The decrease of $13.7 million was primarily due to a $35.0 million decrease in spending on AMX0035 for the treatment of ALS following topline data from the PHOENIX trial and a $6.7 million decrease in payroll and personnel-related costs due to a decrease in the number of employees following the completion of our Restructuring Plan.

The decrease in research and development expenses was offset by a $21.3 million increase in expenses related to the pivotal Phase 3 LUCIDITY clinical trial in PBH and other costs related to avexitide, and a $6.3 million increase in other research and development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $62.9 million for the year ended December 31, 2025 compared to $114.3 million for the year ended December 31, 2024. The decrease was primarily due to a decrease of $15.0 million in payroll and personnel-related costs, $15.7 million in consulting and professional services, and $20.7 million in other expenses. The decrease in payroll and personnel-related costs was primarily related to a decrease in the number of employees as a result of the Restructuring Plan. The decrease in consulting and professional services was primarily due to a decrease in commercial sales and marketing activity as a result of the RELYVRIO®/ALBRIOZA™ Discontinuation. The decrease in other expenses is primarily due to a decrease in charitable contributions, lower facilities and IT-related expenses, and a decrease in activity to wind down commercial operations.

Restructuring Expenses

We did not recognize restructuring expenses for the year ended December 31, 2025. During the year ended December 31, 2024, restructuring expenses were approximately $22.9 million, which includes employee severance and termination benefits of approximately $21.9 million, contract termination costs, impairment of long-lived assets and other costs of $1.0 million. We substantially completed the Restructuring Plan in the second quarter of 2024.

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

In September 2025, we entered into an underwriting agreement with Leerink Partners LLC and Guggenheim Securities LLC, as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 20,150,000 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase an additional 2,625,000 shares, or the September 2025 Offering. The public offering price per share was $10.00. The September 2025 Offering resulted in proceeds of approximately $190.7 million, net of underwriting discounts and offering expenses.

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $317.0 million and an accumulated deficit of $751.4 million. We believe our existing cash, cash equivalents and marketable securities as of December 31, 2025 will be sufficient to fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Since inception, we have devoted substantially all of our efforts to research and development, pre-commercialization and commercialization activities, including recruiting management and technical staff, raising capital, producing materials for preclinical studies and clinical trials, and building infrastructure to support such activities. As of December 31, 2025, we have funded our operations primarily through public offerings of our common stock, private sales of preferred stock, convertible notes, and through revenue from sales of RELYVRIO and ALBRIOZA in the U.S. and Canada, respectively between July 2022 and April 2024.

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

Capital Resources and Uses

Despite the decline in research and development and general administrative expenses in 2025 as compared to 2024, we expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities, manufacturing and clinical trials of avexitide, AMX0035, AMX0114 and any other current or future product candidates or acquire or in-license additional product candidates or products. We may also incur expenses related to business development activities, such as in-licensing or acquisition of product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. We expect to incur significant expenses as we:

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
•
continue our preclinical efforts of AMX0318, including advancing into IND-enabling studies in 2026;
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

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates and programs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•
the scope, progress, results and costs of drug discovery, laboratory testing, preclinical and clinical development for avexitide, AMX0035, AMX0114, AMX0318 and any future product candidates;
•
the costs, timing and outcome of any future commercialization activities, including manufacturing, marketing, sales and distribution costs;
•
the costs, timing and outcome of regulatory review of avexitide, AMX0035, AMX0114, AMX0318 and any future product candidates;
•
our ability to establish and maintain collaborations, marketing, distribution and license agreements on favorable terms, if at all;
•
our ability to enroll clinical trials in a timely manner and to quickly resolve any delays or clinical holds that may be imposed on our development activities;

•
timing delays with respect to preclinical and clinical development of avexitide, AMX0035, AMX0114, AMX0318 and any future product candidates, including as result of any future outbreak of any highly infectious or contagious diseases;
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

Cash Flows

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our sources and uses of cash for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Net cash used in operating activities	$(123,343)	$(167,647)	$44,304	(26)%
Net cash provided by investing activities	14,039	75,654	(61,615)	(81)%
Net cash provided by financing activities	257,029	348	256,681	73,759%
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	1,074	(438)	1,512	(345)%
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	$148,799	$(92,083)	$240,882	(262)%

Operating Activities

During the year ended December 31, 2025, operating activities used $123.3 million of cash, primarily resulting from our net loss of $144.7 million, $5.5 million in accretion of discounts on investments, and $1.1 million of net cash used by changes in our operating assets and liabilities, offset by $27.6 million of non-cash stock-based compensation expense.

Net cash used by changes in our operating assets and liabilities primarily consisted of a $6.6 million decrease in accrued expenses, a $1.2 million decrease in operating lease liabilities, and a $2.0 million increase in other assets, offset by a $6.0 million decrease in prepaid expenses and other current assets and a $1.7 million decrease in operating right-of-use (ROU) assets.

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

Investing Activities

During the year ended December 31, 2025, net cash provided by investing activities was $14.0 million resulting primarily from $246.0 million of investments that matured, offset by $231.8 million in purchases of marketable securities.

During the year ended December 31, 2024, net cash provided by investing activities was $75.7 million resulting from $344.0 million of investments that matured during the period offset by $232.0 million in purchases of marketable securities and a $36.2 million cash outflow to acquire IPR&D assets related to the Eiger Acquisition.

Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $257.0 million. This amount consisted primarily of $65.6 million in proceeds from the January 2025 Offering, net of offering costs paid, and $190.7 million in proceeds from the September 2025 Offering, net of offering costs paid.

During the year ended December 31, 2024, net cash provided by financing activities was $0.3 million. This amount consisted of $2.1 million of proceeds from exercises of stock options, offset by $1.8 million of withholding taxes paid on stock-based awards.

Contractual Obligations and Commitments

We enter into agreements in the normal course of business with contract manufacturing organizations for raw material purchases and manufacturing services. As of December 31, 2025, there are no amounts committed under these agreements.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

Our management, with the participation of our principal executive officers and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of the Company’s Chief Executive Officers and the Company’s Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting under the 2013 “Internal Control—Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on such assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to the requirements of Section 404(b) of the Sarbanes-Oxley Act as we qualify as a "non-accelerated filer" and as such, are exempt from such requirement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)

None.

(b)

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, no officers or directors of the Company (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K of the Exchange Act, except as described below:

•
Joshua Cohen, our Co-Chief Executive Officer and a member of our board of directors, adopted a new "non-Rule 10b5-1 trading arrangement" on November 12, 2025, which is scheduled to expire on February 19, 2026. The aggregate number of shares of our common stock authorized to be sold under this new arrangement is 200,000. This trading plan covers the exercise and sale of stock options, with such sales limited to an amount reasonably estimated such that the net proceeds from the sale are sufficient to cover the exercise cost and taxes associated with the exercise of the stock options.
•
Justin Klee, our Co-Chief Executive Officer and a member of our board of directors, adopted a new "non-Rule 10b5-1 trading arrangement" on November 12, 2025, which is scheduled to expire on February 19, 2026. The aggregate number of shares of our common stock authorized to be sold under this new arrangement is 200,000. This trading plan covers the exercise and sale of stock options, with such sales limited to an amount reasonably estimated such that the net proceeds from the sale are sufficient to cover the exercise cost and taxes associated with the exercise of the stock options.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in the Proposal No. 1, Corporate Governance and Executive Officers section of our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in the Executive Compensation and Director Compensation sections (excluding the information under the heading “Pay Versus Performance”) of our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the Security Ownership of Certain Beneficial Owners and Management sections of our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the Certain Relationships and Related Party Transactions and Corporate Governance sections of our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Deloitte & Touche LLP, Boston, Massachusetts, PCAOB Auditor ID: 34.

The information required by this Item 14 will be included in the Proposal No. 2 section of our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.3#*	Amended and Restated Non-Employee Director Compensation Policy

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

10.11#

Form of Employment Agreement, between the Registrant and Camille Bedrosian (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2024).

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

19.1

Amylyx Pharmaceuticals, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2025).

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

31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2025).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYLYX PHARMACEUTICALS, INC.

Date: March 3, 2026	By:	/s/ Joshua B. Cohen
Joshua B. Cohen
Co-Chief Executive Officer

Date: March 3, 2026	By:	/s/ Justin B. Klee
Justin B. Klee
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joshua B. Cohen	Co-Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2026
Joshua B. Cohen

/s/ Justin B. Klee	Co-Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2026
Justin B. Klee

/s/ James M. Frates	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2026
James M. Frates

/s/ George Mclean Milne Jr.	Director	March 3, 2026
George Mclean Milne Jr. Ph.D.

/s/ Paul Fonteyne	Director	March 3, 2026
Paul Fonteyne, M.S., M.B.A.

/s/ Daphne Quimi	Director	March 3, 2026
Daphne Quimi

/s/ Karen Firestone	Director	March 3, 2026
Karen Firestone

/s/ Bernhardt Zeiher	Director	March 3, 2026
Bernhardt Zeiher, MD.

Amylyx Pharmaceuticals, Inc.

REPORT of independent registered public accounting firm

To the stockholders and the Board of Directors of Amylyx Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amylyx Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 3, 2026

We have served as the Company’s auditor since 2020.

AMYLYX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$226,651	$77,391
Marketable securities	90,328	99,110
Accounts receivable, net	88	447
Prepaid expenses and other current assets	6,604	12,484
Total current assets	323,671	189,432
Property and equipment, net	310	961
Restricted cash equivalents	985	1,446
Operating lease right-of-use assets	5,181	1,771
Deposits and other assets	2,498	24
Total assets	$332,645	$193,634
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,519	$2,939
Accrued expenses	17,910	23,949
Operating lease liabilities, current portion	1,259	1,518
Total current liabilities	22,688	28,406
Operating lease liabilities, net of current portion	4,698	463
Total liabilities	27,386	28,869
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 109,884,502 and 68,629,738 shares issued and outstanding as of December 31, 2025 and 2024, respectively	11	7
Additional paid-in capital	1,056,271	771,542
Accumulated deficit	(751,427)	(606,692)
Accumulated other comprehensive income (loss)	404	(92)
Total stockholders’ equity	305,259	164,765
Total liabilities and stockholders' equity	$332,645	$193,634

The accompanying notes are an integral part of these consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Product revenue, net	$—	$87,371
Operating expenses:
Cost of sales	—	5,953
Cost of sales - inventory impairment and loss on firm purchase commitments	—	118,680
Acquired in-process research and development	—	36,203
Research and development	90,404	104,084
Selling, general and administrative	62,887	114,331
Restructuring expenses	—	22,851
Total operating expenses	153,291	402,102
Loss from operations	(153,291)	(314,731)
Other income, net:
Interest income	9,302	13,809
Other expense, net	(700)	(1,214)
Total other income, net	8,602	12,595
Loss before income taxes	(144,689)	(302,136)
Provision (benefit) for income taxes	46	(393)
Net loss	$(144,735)	$(301,743)

Net loss per share - basic and diluted	$(1.53)	$(4.43)
Weighted-average shares used in computing net loss per share - basic and diluted	94,565,567	68,142,158

The accompanying notes are an integral part of these consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(144,735)	$(301,743)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	627	(396)
Net unrealized (loss) gain on marketable securities	(131)	107
Other comprehensive income (loss)	496	(289)
Comprehensive loss	$(144,239)	$(302,032)

The accompanying notes are an integral part of these consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2024	67,707,432	$7	$738,177	$197	$(304,949)	$433,432
Issuance of common stock upon exercise of stock options	210,088	—	327	—	—	327
Issuance of common stock upon vesting of RSUs	712,218	—	—	—	—	—
Stock-based compensation expense	—	—	33,038	—	—	33,038
Other comprehensive loss	—	—	—	(289)	—	(289)
Net loss	—	—	—	—	(301,743)	(301,743)
Balance as of December 31, 2024	68,629,738	$7	$771,542	$(92)	$(606,692)	$164,765
Issuance of common stock upon financing, net of issuance costs	39,839,285	4	$256,310	$—	$—	$256,314
Issuance of common stock upon exercise of stock options	213,090	—	774	—	—	774
Issuance of common stock upon vesting of RSUs	1,202,389	—	—	—	—	—
Stock-based compensation expense	—	—	27,645	—	—	27,645
Other comprehensive income	—	—	—	496	—	496
Net loss	—	—	—	—	(144,735)	(144,735)
Balance as of December 31, 2025	109,884,502	$11	$1,056,271	$404	$(751,427)	$305,259

The accompanying notes are an integral part of these consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows used in operating activities:
Net loss	$(144,735)	$(301,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	27,645	33,038
Depreciation expense	525	904
Accretion of investment discounts, net	(5,526)	(9,856)
Inventory impairment and loss on firm purchase commitments	—	118,680
Charge for purchase of IPR&D assets	—	36,203
Other non-cash items	(169)	958
Changes in operating assets and liabilities:
Accounts receivable, net	359	39,602
Inventories	—	(9,253)
Interest receivable	24	359
Prepaid expenses and other current assets	5,960	1,998
Operating lease right-of-use assets	1,730	1,954
Deposits and other assets	(1,976)	677
Accounts payable	580	(19,102)
Accrued expenses	(6,598)	(59,810)
Operating lease liabilities	(1,162)	(2,256)
Net cash used in operating activities	(123,343)	(167,647)
Cash flows provided by investing activities:
Purchases of property and equipment	(138)	(157)
Purchases of IPR&D assets, including transaction costs	—	(36,203)
Purchases of investments	(231,823)	(231,986)
Proceeds from maturities of marketable securities	246,000	344,000
Net cash provided by investing activities	14,039	75,654
Cash flows provided by financing activities:
Proceeds from financings, net of issuance costs	256,313	—
Proceeds from exercise of stock options and RSUs vesting	4,077	2,132
Withholding taxes paid on stock-based awards	(3,361)	(1,784)
Net cash provided by financing activities	257,029	348
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	1,074	(438)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	148,799	(92,083)
Cash, cash equivalents and restricted cash equivalents, beginning of year	78,837	170,920
Cash, cash equivalents and restricted cash equivalents, end of year	$227,636	$78,837
Reconciliation of cash, cash equivalents and restricted cash equivalents:
Cash and cash equivalents	$226,651	$77,391
Restricted cash equivalents	985	1,446
Total cash, cash equivalents and restricted cash equivalents:	$227,636	$78,837
Supplemental disclosure of cash flow information:
Other assets included in accounts payable and accrued expenses	$500	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,140	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

NOTES TO Consolidated FINANCIAL STATEMENTS

1. Nature of Business

Amylyx Pharmaceuticals, Inc., together with its wholly-owned subsidiaries, known as Amylyx or the Company, is a clinical-stage pharmaceutical company with a mission to develop novel therapies for communities with high unmet medical needs. The Company has preclinical and clinical development programs underway in endocrine conditions and neurodegenerative diseases. The Company is currently developing four investigational therapies for potential impact across several diseases: avexitide in PBH, AMX0035 in Wolfram syndrome, AMX0114 in ALS, and AMX0318 in PBH and other rare diseases.

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

Revenue recognition—In June 2022, AMX0035 received marketing authorization with conditions as ALBRIOZA by Health Canada for the treatment of ALS, and the Company launched ALBRIOZA in Canada in July 2022. In September 2022, AMX0035 received approval as RELYVRIO by the FDA for the treatment of ALS in adults, and the Company launched RELYVRIO in the U.S. in October 2022. In 2024, the Company voluntarily discontinued the marketing authorizations for RELYVRIO and ALBRIOZA (AMX0035) for ALS and removed the product from the market based on topline results from the global Phase 3 PHOENIX trial, which did not meet its prespecified primary and secondary endpoints. Amylyx wound down the Open Label Extension as planned. As a result, the Company does not expect to generate revenue from the sale of RELYVRIO and ALBRIOZA in future periods.

Comprehensive Loss—Comprehensive loss includes net loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Comprehensive loss is composed of net loss and other comprehensive (loss) income. Other comprehensive income (loss) consists of unrealized gains and losses on marketable securities and foreign currency translation.

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

Marketable Securities—Marketable securities are composed of U.S. treasury bills. The Company classifies all of its marketable securities as available-for-sale. Accordingly, these investments are recorded at fair value, which is determined based on quoted market prices. Unrealized gains and losses on available-for-sale securities are included as a separate component of other accumulated comprehensive loss. The cost of marketable securities is adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion are included in interest income. Realized gains and losses are included in other expense, net. The Company evaluates marketable securities for other-than-temporary impairment at the balance sheet date. Declines in fair value, if any, determined to be other than temporary-than-temporary are also included in other income, net.

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

Concentrations of Credit Risk—Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains its cash in financial institutions that management believes have high credit quality. The Company has not experienced any losses on such accounts, and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Stock-Based Compensation Expense—Stock-based compensation is recognized in the consolidated statements of operations based on the fair value on the date of grant over the requisite service period, which is generally equal to the vesting period of the respective award. Forfeitures are accounted for as incurred. Generally, the Company issues stock awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. For awards subject to performance conditions, the Company recognizes stock-based compensation expense over the requisite service period using an accelerated recognition method when it is probable that the performance condition will be achieved. The Company classifies stock-based compensation expense in the same manner in which the award recipient’s payroll costs are classified.

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

Leases—The Company leases its offices, and may from time to time, enter into other lease agreements in conducting its business. The Company determines if an arrangement includes a lease at the inception of the agreement. For each of the Company’s lease arrangements, the Company records a right-of-use asset representing the Company’s right to use an underlying asset for the lease term and a lease liability representing the Company’s obligation to make lease payments. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the net present value of the remaining future minimum lease payments over the lease term. If the interest rate implicit in the Company’s leases is not readily determinable, in determining the weighted-average discount rate used to calculate the net present value of lease payments, the Company utilizes an estimate of its incremental borrowing rate based on market sources including interest rates for companies with similar credit quality for agreements of similar duration to discount the lease payments. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred. The Company did not have financing leases as of December 31, 2025 and 2024.

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

Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2025, we continued to maintain a full valuation allowance against all of our deferred tax assets based on management’s evaluation of all available evidence, including our history of incurring significant losses from operations.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, or ASU 2023-09, to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for the Company beginning January 1, 2025 on a prospective basis. The Company adopted ASU 2023-09, which did not have a material impact on its consolidated financial statements and related disclosures.

3. PRODUCT REVENUE, NET

To date, the Company’s only source of product revenue had been from the sales of RELYVRIO, known as ALBRIOZA in Canada. In 2024, the Company voluntarily discontinued the marketing authorizations for RELYVRIO/ALBRIOZA and removed the product from the market in the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial. As a result, the Company did not generate revenue from the sale of RELYVRIO/ALBRIOZA during the year ended December 31, 2025. During the year ended December 31, 2024, the Company recognized $87.4 million of net product revenue that related to units of RELYVRIO and ALBRIOZA sold in the U.S. and Canada, respectively, prior to the discontinuation of RELYVRIO/ALBRIOZA. The ending reserve balance for gross-to-net adjustments are immaterial as of December 31, 2025.

4. MARKETABLE SECURITIES

The Company has classified all of its marketable securities as “available-for-sale”. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included as a separate component of other accumulated comprehensive income (loss). There were no realized gains or losses recognized in the periods presented.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific identification method. The Company includes interest and dividends on securities classified as available-for-sale in interest income. Accrued interest receivable relating to the Company's available-for-sale securities is presented within prepaid expenses and other current assets in the accompanying consolidated balance sheets, and amounted to $0.1 million and $0.1 million at December 31, 2025 and 2024, respectively.

Marketable securities, which are classified as available-for-sale, consisted of the following (in thousands):

December 31, 2025	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Values
	(in thousands)
Treasury bills	$90,288	$40	$—	$90,328
Total marketable securities	$90,288	$40	$—	$90,328

December 31, 2024	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Values
	(in thousands)
Treasury bills	$98,939	$171	$—	$99,110
Total marketable securities	$98,939	$171	$—	$99,110

5. Property and equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Furniture and fixtures	$160	$382
Computer hardware and software	1,531	1,541
Leasehold improvements	154	176
Construction in progress	19	221
Total property and equipment	1,864	2,320
Less: accumulated depreciation	(1,554)	(1,359)
Total property and equipment, net	$310	$961

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Accrued external research and development	$5,355	$4,353
Accrued employee compensation and benefits	10,055	9,992
Accrued manufacturing	—	500
Accrued consulting and other professional fees	1,855	1,974
Accrued rebates	—	5,334
Accrued loss on future purchase commitments	—	1,538
Other accrued expenses	645	258
Total accrued expenses	$17,910	$23,949

7. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$207,599	$—	$—	$207,599
Restricted cash equivalents	985	—	—	985
Treasury bills	90,328	—	—	90,328
Total financial assets	$298,912	$—	$—	$298,912

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$37,550	$—	$—	$37,550
Restricted cash equivalents	1,446	—	—	1,446
Treasury bills	99,110	—	—	99,110
Total financial assets	$138,106	$—	$—	$138,106

The Company classifies its cash equivalents and marketable securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices for identical assets in active markets without any valuation adjustment.

8. LEASES

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through December 2030.

On September 12, 2024, the Company entered into a lease agreement for the lease of approximately 15,000 square feet of office space in Cambridge, Massachusetts, which serves as the Company's corporate headquarters facility. The lease commenced on June 1, 2025, at which time the Company recognized a right-of-use, or ROU, asset and corresponding lease liability of $5.1 million. The initial lease term is approximately 67 months with rental payments beginning seven months after the lease commencement. In addition to base rent, the Company will reimburse the landlord for certain operating expenses under the terms of the lease. The Company has the option to extend the lease one time for an additional five-year period, subject to the terms therein; however, the exercise of the option to extend the lease term was not determined to be reasonably certain, and the Company will therefore recognize lease expense through the expiration of the initial lease term ending in December 2030.

Operating lease expense totaled $2.2 million and $2.2 million for the years ended December 31, 2025 and 2024, respectively.

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

The Company’s leases contain renewal options that can extend the lease for additional years. Because the Company is not reasonably certain to exercise these renewal options, they are not considered in determining the lease terms, and associated potential additional payments are excluded from lease payments. The Company has existing net leases in which the non-lease components (e.g., common area maintenance) are paid separately from rent based on actual costs incurred and therefore are not included in the operating lease right-of-use assets and lease liabilities and are reflected as an expense in the period incurred. Variable lease payments during the years ended December 31, 2025 and 2024 were not material.

The following table summarizes the presentation in the Company’s consolidated balance sheet of its operating leases:

	December 31,
	2025	2024
	(in thousands)
Assets
Operating lease right-of-use assets	$5,181	$1,771

Liabilities
Operating lease right-of-use liabilities, current	$1,259	$1,518
Operating lease right-of-use liabilities, net of current portion	4,698	463
Total operating lease liabilities	$5,957	$1,981

During the years ended December 31, 2025 and 2024, the Company made cash payments for operating leases of $1.6 million and $2.5 million, respectively. Future minimum lease payments under non-cancelable leases as of December 31, 2025, were as detailed below (in thousands):

As of December 31, 2025
2026	$1,850
2027	1,408
2028	1,444
2029	1,480
2030	1,516
Total undiscounted lease payments	7,698
Less: imputed interest	(1,741)
Total operating lease liabilities	$5,957

As of December 31, 2025 and 2024, the weighted average remaining lease term was 4.7 years and 1.2 years, respectively. As of December 31, 2025 and 2024, the weighted average incremental borrowing rate used to determine the operating lease right-of-use assets was 11.3% and 7.4%, respectively.

9. aSSET aCQUISITIONS AND COLLABORATION AGREEMENTS

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

The fair value was allocated to acquired in-process research and development, or IPR&D, assets with no alternative future use for these assets at the closing of the acquisition. As a result, the Company recorded a charge of $36.2 million related to acquired IPR&D expense on the consolidated statements of operations during the year ended December 31, 2024, and no IPR&D expense was recorded during the year ended December 31, 2025.

As part of the transaction, the Company assumed royalty obligations between 4% and 7% on future sales owed to certain academic institutions and individuals. The Company will recognize these royalty payments related to avexitide in the period in which the achievement of the underlying milestones becomes probable. There were no other contingent obligations or assumed liabilities from the acquisition as of December 31, 2025 or December 31, 2024.

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

The Company made an immaterial upfront payment in January 2025, which became due upon the effective date of the Gubra Agreement. Since the payment was made for the use of Gubra’s intellectual property and research and development services and there is no alternative use, the Company recorded the upfront payment to research and development expense on the consolidated statements of operations in 2024. Gubra is eligible to receive an additional $53.5 million upon the achievement of certain development, regulatory and commercial milestones, as well as tiered royalties on future sales from any products that result from the agreement. Certain milestones were met and paid in the first quarter of 2026, specifically the selection and handover of the development candidate, which provided a milestone payment of $4 million to Gubra. The Company has agreed to make quarterly payments to fund Gubra's ongoing research activities, which are not expected to be material.

10. Stock Option and Grant PlanS

Stock Incentive Plan—In January 2022, the Company’s board of directors adopted, and its stockholders approved the 2022 Stock Option and Incentive Plan, or 2022 Plan. Under the 2022 Plan, the Company may grant incentive stock options, or ISOs, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and other stock-based awards. As of December 31, 2025, there were 4,815,653 shares available for future issuance under the 2022 Plan. The options issued under the 2022 Plan expire 10 years following the date of grant. Stock options and restricted stock units typically vest over 4 years. We recognize the compensation cost of awards subject to service-based vesting conditions over the requisite service period, which is generally equal to the vesting period of the respective award.

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

Inducement Plan—In July 2023, the Company’s board of directors adopted the Amylyx Pharmaceuticals, Inc. 2023 Inducement Plan, or the Inducement Plan, to grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The Company has reserved 750,000 shares of its common stock that may be issued under the Inducement Plan. As of December 31, 2025, there were 360,167 shares available for future issuance under the Inducement Plan.

Employee Stock Purchase Plan—In January 2022, the Company’s board of directors adopted the 2022 Employee Stock Purchase Plan, or ESPP, which was subsequently approved by the Company's stockholders. The ESPP initially reserves and authorizes the issuance of up to a total of 605,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2023 and each January 1 thereafter through January 1, 2032, by the least of (i) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31, (ii) 1,210,000 shares or (iii) such number of shares of common stock as determined by the ESPP administrator. The initial purchase period under the ESPP has not yet commenced. As of December 31, 2025, there were 2,633,491 shares available for future issuance under the ESPP.

The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.07%	4.44%
Expected term (in years)	6.01	6.08
Expected volatility	109.09%	69.17%
Dividend yield	0.00%	0.00%

The weighted average grant date fair value of stock options granted during the year ended December 31, 2025 and 2024 was $3.46 per share and $5.61 per share, respectively.

A summary of option activity for the year ended December 31, 2025, is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	7,728,707	$14.34	7.5	$3,584
Granted	2,474,549	$4.15
Exercised	(213,090)	$3.63
Cancelled or forfeited	(582,315)	$13.89
Outstanding at December 31, 2025	9,407,851	$11.93	7.2	$42,967
Exercisable at December 31, 2025	5,250,970	$15.13	6.1	$15,416
Unvested at December 31, 2025	4,156,881	$7.88	8.6	$27,551

The aggregate intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $1.8 million and $1.0 million, respectively.

The total fair value of stock options vested during the years ended December 31, 2025 and 2024 was $18.5 million and $32.5 million, respectively.

Restricted Stock Unit Activity

A summary of restricted stock unit activity for the year ended December 31, 2025, is as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2025	2,212,905	$10.96
Granted	1,994,637	$4.21
Vested	(1,202,389)	$7.14
Forfeited	(280,069)	$6.73
Nonvested as of December 31, 2025	2,725,084	$8.12

Performance-Based Restricted Stock Unit Activity

In 2025, the Company granted performance-based restricted stock units, or PSUs, whereby vesting depends upon the occurrence of certain milestone events, or the 2025 PSUs. When achievement of milestone events, which include certain clinical milestones related to PBH, becomes probable, compensation cost will be recognized from the grant date over the requisite service period and a cumulative catch-up adjustment will be recorded to reflect the portion of the employees' requisite service that has been provided to date. As of December 31, 2025, none of the milestone events related to the 2025 PSUs had been deemed probable of being achieved.

A summary of PSU activity for the year ended December 31, 2025, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	—	$—
Granted	2,189,724	$5.92
Vested	—	$—
Forfeited	(100,230)	$4.09
Nonvested as of December 31, 2025	2,089,494	$6.01

Stock-Based Compensation Expense—The Company recorded stock-based compensation expense in the following expense categories of its statements of operations:

	Year Ended December 31,
	2025	2024
	(in thousands)
Research and development expenses	$6,961	$8,758
Selling, general and administrative expenses	20,684	24,280
Total stock-based compensation	$27,645	$33,038

The following table summarizes unrecognized stock-based compensation expense as of December 31, 2025, by type of awards, and the weighted-average period over which that expense is expected to be recognized. The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	As of December 31, 2025
	Unrecognized Expense	Weighted-average Recognition Period
	(in thousands)	(in years)
Stock options	$19,596	1.96
Restricted stock units	$15,166	2.41

11. Common Stock

Under the Company’s Fourth Amended and Restated Certificate of Incorporation, or the certificate of incorporation, each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote provided, however, that, except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Company’s certificate of incorporation that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the certificate of incorporation or pursuant to the Delaware General Corporation Law. Holders of common stock are entitled to receive dividends, as may be declared by the Company’s Board of Directors, if any, subject to the preferential dividend rights of the preferred stock. No dividends were declared or paid during the years ended December 31, 2025 and 2024.

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

12. Income Taxes

The components of net loss before the provision for income taxes are as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
U.S.	$(144,577)	$(301,757)
Non-U.S.	(112)	(379)
Loss before income taxes	$(144,689)	$(302,136)

The (benefit) provision for income taxes is as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Current income tax provision
U.S. - Federal	$—	$130
U.S. - State	46	23
Non-U.S.	—	(770)
	$46	$(617)
Deferred income tax provision
Non-U.S.	$—	$224
Provision (benefit) for income taxes	$46	$(393)

A reconciliation of the Company’s effective income tax rate to the U.S. statutory federal income tax rate of 21% for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025		2024
U.S. federal statutory tax rate	$(30,384)	21.0%	$(63,449)	21.0%
State and local income taxes, net of federal income tax effect (1)	37	(0.0)%	18	(0.1)%
Foreign tax effects (aggregate)	—	—%	(430)	0.1%
Tax credits
Research and development tax credits	(2,726)	1.9%	(7,053)	2.3%
Changes in valuation allowance	28,332	(19.6)%	64,916	(21.4)%
Nontaxable or nondeductible items
Stock-based compensation	1,670	(1.2)%	4,047	(1.3)%
Executive compensation	2,971	(2.1)%	2,557	(0.8)%
Other	146	(0.1)%	(999)	0.3%
Effective income tax rate	$46	(0.0)%	$(393)	0.1%

(1) State taxes in Illinois contributed to the majority of the tax effect in this category.

Deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$76,043	$55,174
State net operating loss carryforwards	19,576	7,881
Capitalized research and development costs	67,557	61,280
Tax credits	18,705	16,005
Stock Based Compensation	4,221	3,396
Intangibles	7,526	7,507
Accruals and other	7,396	7,906
Total deferred tax assets	$201,024	$159,149
Valuation allowance	(199,595)	(158,542)
Net total deferred tax assets	$1,429	$607
Deferred tax liabilities:
Other	(1,429)	(607)
Total deferred tax liabilities	$(1,429)	$(607)
Net deferred tax assets	$—	$—

On a periodic basis the Company reassess the valuation allowance that has been established, weighing all positive and negative evidence. As of December 31, 2025, the Company maintained a full valuation against net deferred tax assets.

As of December 31, 2025 and 2024, the Company had federal NOL loss carryforwards of approximately $362.1 million and $262.7 million, respectively, and state NOL loss carryforwards of approximately $306.5 million and $126.9 million, respectively, which are available to reduce future taxable income. All U.S. federal NOL carryforwards as of December 31, 2025 carry forward indefinitely. Of the $306.5 million state NOL carryforwards, $201.0 million relate to Massachusetts and begin to expire in 2040. As of December 31, 2025 and 2024, the Company also had federal tax credits of $16.1 million and $13.4 million, respectively, and state tax credits of $3.3 million. The tax credit carryforwards will expire at various dates beginning in 2035.

The utilization of NOL and tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the IRC. No ownership changes have occurred that would impact the Company’s overall ability to utilize NOL carryforwards and research and development tax credit carryforwards but application of IRC sections 382 and 383 may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income.

The following table reflects the roll-forward of the Company’s valuation allowance for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Valuation allowance at beginning of year	$158,542	$83,922
Increases (decreases) recorded to income tax provision	41,053	74,620
Valuation allowance at end of year	$199,595	$158,542

The increase in the valuation allowance recorded during the year was primarily due to the increase in net operating loss generated by the Company in 2025 and required capitalization of research and development costs.

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

	Year Ended December 31,
	2025	2024
	(in thousands)
Balance at beginning of the period	$3,762	$2,209
(Decreases) Increases related to tax positions taken during prior years	(169)	55
Increases related to tax positions taken during the current year	725	1,498
Balance at end of the period	$4,318	$3,762

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. All uncertain tax benefits, if recognized, would impact the effective tax rate if recognized, offset by changes to the Company’s valuation allowance which also would impact the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. The Company did not recognize any material interest or penalties related to uncertain tax positions during the years ended December 31, 2025 and 2024.

The Company files U.S. federal, foreign and state income tax returns in various jurisdictions. The status of limitations varies by jurisdiction. There are currently no federal or state audits or examinations in process.

Cash paid for income taxes, net of refunds received, by jurisdiction for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
US Federal	$(96)	$—
US state and local
Florida	*	52
Illinois	(281)	*
Texas	*	140
Other	(21)	2
Foreign
Canada	(223)	62
Germany	*	35
Ireland	*	(61)
Netherlands	(546)	(56)
Switzerland	*	57
United Kingdom	78	*
Other	51	4
Total income taxes paid, net of refunds received	$(1,038)	$235

* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

13. EMPLOYEE BENEFIT PLANS

The Company maintains a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Plan participants are able to defer eligible compensation subject to applicable annual IRC limits. The Company made $1.5 million and $2.8 million of contributions for the years ended December 31, 2025 and 2024, respectively.

14. NET Loss PER SHARE

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

Because the Company reports a net loss, basic and diluted net loss per share are the same for both periods presented.

All stock options, RSUs and PSUs units were excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact for the years ended December 31, 2025 and 2024. The following stock options, RSUs and PSUs outstanding at each period end have been excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	December 31,
	2025	2024
Options to purchase common stock	9,407,851	7,728,707
Restricted stock units	2,725,084	2,212,905
Performance-based restricted stock units	2,089,494	—
Total excluded common stock equivalents	14,222,429	9,941,612

15. Segments

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

The CODM assess segment performance and decide how to allocate resources based on consolidated net loss. The CODM use net loss to monitor budget and forecast versus actual results in assessing segment performance and to determine how to allocate resources. The measure of segment assets used in determining how to manage and allocate resources is reported on the consolidated balance sheets as total assets. For the years ended December 31, 2025 and 2024, all of the Company's long-lived assets were held within the U.S.

The following table reconciles segment revenue and expenses to consolidated net loss (income) for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Product revenue, net	$—	$87,371

Less[1,5]:
Cost of sales[2]	—	124,633
Direct research and development expenses by program:
Avexitide	24,100	2,766
AMX0035 - PSP	17,260	16,917
AMX0035 - ALS	1,756	36,727
Other programs	15,004	8,698
Acquired in-process research and development	—	36,203
Personnel-related research and development[3]	32,284	38,976
Selling, general and administrative	62,887	114,331
Restructuring expenses	—	22,851
(Benefit) provision for income taxes	46	(393)
Interest income	(9,302)	(13,809)
Other segment items[4]	700	1,214
Net loss	$(144,735)	$(301,743)

1. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. As the Company has one reportable segment, there were no intersegment eliminations for the years ended December 31, 2025 and 2024.

2. Includes inventory impairment and loss on firm purchase commitments of zero and $118.7 million during years ended December 31, 2025 and 2024, respectively.

3. The Company does not allocate personnel and other similar costs to specific programs because these costs are deployed across multiple programs.

4. Other segment items primarily consists of net realized and unrealized losses on foreign exchange transactions

5. Depreciation and amortization expense of $0.5 million and $0.9 million during the years ended years ended December 31, 2025 and 2024, respectively, are allocated across the significant expense captions.

16. Commitments and Contingencies

Letter of Credit

Restricted cash equivalents consist of $0.9 million of cash serving as collateral for a letter of credit issued for the Company’s office spaces, and $0.1 million as collateral for a corporate credit card program. As of December 31, 2025 and December 31, 2024, the Company’s restricted cash equivalents balance was $1.0 million and $1.4 million on its consolidated balance sheets, respectively.

Legal Proceedings

On February 9, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former officers (Shih v. Amylyx Pharmaceuticals, Inc., et al., Case Number 1:24-CV-00988, or the Shih Complaint). Plaintiff filed an amended complaint on June 24, 2024. The Shih Complaint asserts a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and a claim under Section 20(a) against certain current and former officers as alleged controlling persons. The Shih Complaint alleges that defendants made materially false and misleading statements related to the commercial results and prospects for RELYVRIO. The Shih Complaint seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the court deems appropriate. On August 12, 2024, the case was transferred from the U.S. District Court for the Southern District of New York to the U.S. District Court for the District of Massachusetts, or the Court, and assigned docket number 1:24-CV-12068. Following the transfer, on September 6, 2024, defendants moved to dismiss the Shih Complaint. On September 30, 2025, the Court issued an order finding that the majority of the alleged misstatements are inactionable, but ultimately denied the motion to dismiss. The Company filed an answer on October 30, 2025. The parties have agreed to participate in a confidential mediation, currently scheduled for March 12, 2026, in an attempt to resolve this action, and will provide a status update to the court by April 12, 2026.

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

On July 2, 2025, a second derivative complaint was filed in the Court against certain current and former directors and officer defendants, naming the Company as nominal defendant (Hassine v. Cohen, et al., 1:25-CV-11879, or the Hassine Derivative Complaint and, together with the Jones Derivative Complaint, the Derivative Complaints). The substantive allegations mirror those of the Shih Complaint but also include claims for alleged violations of Sections 14(a), 10(b), and 21D of the Exchange Act, breach of fiduciary duty, and certain other common law claims. The Hassine Derivative Complaint seeks unspecified damages to be awarded to the Company along with interest, costs, and attorneys’ fees, restitution, and certain corporate governance and internal procedural reforms and improvements. On July 16, 2025, the parties to both Derivative Complaints moved the Court to consolidate the Hassine Derivative Complaint with the Jones Derivative Complaint and stay the action according to the terms of the previously-entered stay of the Jones Derivative Complaint. The Court approved the motion on July 22, 2025. Due to the above-referenced mediation currently scheduled for March 12, 2026, the previously-entered stay has been extended through April 30, 2026, at which point the parties will determine whether to enter a proposed case schedule or further extend the stay.

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

Purchase Commitments

The Company enters into agreements in the normal course of business with CMOs for raw material purchases and manufacturing services. As of December 31, 2025, there are no amounts committed under these agreements.

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