Form 10-Q
period 2026-03-31
Amylyx Pharmaceuticals, Inc.
filed 2026-05-07
CIK 1658551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 27, 2026, the registrant had 111,186,317 shares of common stock, $0.0001 par value per share, outstanding.

AMYLYX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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
•
the timing, progress and results of our research and development activities, preclinical studies and clinical trials, including the Phase 3 clinical program for avexitide in PBH, known as the LUCIDITY trial, our Phase 1 clinical trial of AMX0114 for the treatment of amyotrophic lateral sclerosis, or ALS, known as the LUMINA trial, our preclinical research for AMX0318 in PBH and other rare diseases, as well as any other development efforts, preclinical studies and clinical trials for our current and any future product candidates;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$229,136	$226,651
Marketable securities	50,632	90,328
Prepaid expenses and other current assets	5,256	6,692
Total current assets	285,024	323,671
Property and equipment, net	212	310
Restricted cash equivalents	986	985
Operating lease right-of-use assets	4,881	5,181
Other assets	2,500	2,498
Total assets	$293,603	$332,645
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,529	$3,519
Accrued expenses	11,282	17,910
Operating lease liabilities, current portion	1,155	1,259
Total current liabilities	15,966	22,688
Operating lease liabilities, net of current portion	4,476	4,698
Total liabilities	20,442	27,386
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 111,026,477 and 109,884,502 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	1,065,621	1,056,271
Accumulated deficit	(792,711)	(751,427)
Accumulated other comprehensive income	240	404
Total stockholders’ equity	273,161	305,259
Total liabilities and stockholders’ equity	$293,603	$332,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$27,610	$22,119
Selling, general and administrative	16,169	15,684
Total operating expenses	43,779	37,803
Loss from operations	(43,779)	(37,803)
Other income, net:
Interest income	2,570	2,231
Other expense, net	(75)	(335)
Total other income, net	2,495	1,896
Net loss	$(41,284)	$(35,907)

Net loss per share — basic and diluted	$(0.37)	$(0.42)
Weighted-average shares used in computing net loss per share — basic and diluted	110,563,360	85,697,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(41,284)	$(35,907)
Other comprehensive income
Foreign currency translation (loss) gain	(121)	249
Net unrealized loss on available-for-sale securities	(43)	(157)
Other comprehensive (loss) income	(164)	92
Comprehensive loss	$(41,448)	$(35,815)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2025	109,884,502	$11	$1,056,271	$404	$(751,427)	$305,259
Issuance of common stock upon financing, net of issuance costs	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	465,661	—	3,230	—	—	3,230
Issuance of common stock upon vesting of RSUs	676,314	—	—	—	—	—
Stock-based compensation expense	—	—	6,120	—	—	6,120
Other comprehensive income	—	—	—	(164)	—	(164)
Net loss	—	—	—	—	(41,284)	(41,284)
Balance as of March 31, 2026	111,026,477	$11	$1,065,621	$240	$(792,711)	$273,161

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	68,629,738	$7	$771,542	$(92)	$(606,692)	$164,765
Issuance of common stock upon financing, net of issuance costs	19,714,285	2	65,575	—	—	65,577
Issuance of common stock upon exercise of stock options	36,310	—	57	—	—	57
Issuance of common stock upon vesting of RSUs	700,488	—	—	—	—	—
Stock-based compensation expense	—	—	6,833	—	—	6,833
Other comprehensive loss	—	—	—	92	—	92
Net loss	—	—	—	—	(35,907)	(35,907)
Balance as of March 31, 2025	89,080,821	$9	$844,007	$—	$(642,599)	$201,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows used in operating activities:
Net loss	$(41,284)	$(35,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,120	6,833
Depreciation expense	98	156
Accretion of investment discounts, net	(609)	(1,703)
Charge for In-Process Research and Development ("IPR&D") milestones	4,000	—
Other non-cash items	53	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,433	879
Operating lease right-of-use assets	300	515
Other assets	(2)	13
Accounts payable	10	1,871
Accrued expenses	(6,674)	(11,882)
Operating lease liabilities	(327)	(599)
Net cash used in operating activities	(36,882)	(39,824)
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	—	(11)
Milestone payments related to IPR&D	(4,000)	—
Purchases of investments	(19,738)	(103,648)
Proceeds from maturities of marketable securities	60,000	60,000
Net cash provided by (used in) investing activities	36,262	(43,659)
Cash flows provided by financing activities:
Proceeds from financings, net of issuance costs	—	65,577
Proceeds from exercise of stock options and RSUs vesting	7,159	970
Withholding taxes paid on stock-based awards	(3,942)	(885)
Net cash provided by financing activities	3,217	65,662
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(111)	197
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	2,486	(17,624)
Cash, cash equivalents and restricted cash equivalents, beginning of period	227,636	78,837
Cash, cash equivalents and restricted cash equivalents, end of period	$230,122	$61,213
Reconciliation of cash, cash equivalents and restricted cash equivalents:
Cash and cash equivalents	$229,136	$59,764
Restricted cash equivalents	986	1,449
Total cash, cash equivalents and restricted cash equivalents:	$230,122	$61,213

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2025 and the notes thereto, which are included in the Company’s most recent Annual Report on Form 10-K. There have been no material changes to its significant accounting policies since the date of those consolidated financial statements.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements and the related interim disclosures are unaudited and have been prepared in conformity with accounting principles generally accepted in the U.S., or GAAP, and pursuant to the rules and regulations of the SEC for the interim financial information. These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by the SEC’s rules and regulations for interim reporting. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

3. MARKETABLE SECURITIES

The Company has classified all of its marketable securities at March 31, 2026 as “available-for-sale”. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included as a separate component of other accumulated comprehensive loss. There were no realized gains or losses recognized during the three months ended March 31, 2026 and 2025.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific identification method. The Company includes interest and dividends on securities classified as available-for-sale in interest income. Accrued interest receivable relating to the Company’s available-for-sale securities is presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, and amounted to less than $0.1 million and $0.1 million at March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026, there were no securities in an unrealized loss position for greater than 12 months. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of March 31, 2026.

Marketable securities, which are classified as available-for-sale, consisted of the following (in thousands):

Balance at March 31, 2026:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury bills	$50,635	$1	$(4)	$50,632
Total marketable securities	$50,635	$1	$(4)	$50,632

Balance at December 31, 2025:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury bills	$90,288	$40	$—	$90,328
Total marketable securities	$90,288	$40	$—	$90,328

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued external research and development	$5,858	$5,355
Accrued employee compensation and benefits	3,196	10,055
Accrued consulting and other professional fees	1,833	1,855
Other accrued expenses	395	645
Total accrued expenses	$11,282	$17,910

5. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$205,722	$—	$—	$205,722
Restricted cash equivalents	986	—	—	986
Treasury bills	50,632	—	—	50,632
Total financial assets	$257,340	$—	$—	$257,340

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$207,599	$—	$—	$207,599
Restricted cash equivalents	985	—	—	985
Treasury bills	90,328	—	—	90,328
Total financial assets	$298,912	$—	$—	$298,912

The Company classifies its cash equivalents and marketable securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices for identical assets in active markets without any valuation adjustment.

6. Stock Option and Grant Plan

Stock Incentive Plan

General Option Information

A summary of option activity for the three months ended March 31, 2026 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	9,407,851	$11.93	7.2	$42,967
Granted	2,574,095	$13.99
Exercised	(465,661)	$6.94		$3,161
Cancelled or forfeited	(74,343)	$11.44
Outstanding at March 31, 2026	11,441,942	$12.60	7.9	$49,741
Options exercisable as of March 31, 2026	5,560,686	$14.84	6.6	$22,717
Options unvested as of March 31, 2026	5,881,256	$10.48	9.1	$27,023
Weighted average grant-date fair value of options granted during the period	$11.69

The aggregate intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was $3.2 million and $0.1 million, respectively.

The total fair value of stock options vested during the three months ended March 31, 2026 and 2025 was $4.6 million and $6.7 million, respectively.

Restricted Stock Unit Activity

A summary of restricted stock unit, or RSU, activity for the three months ended March 31, 2026 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	2,725,084	$8.12
Granted	1,952,447	$14.01
Vested	(676,314)	$10.95
Forfeited	(68,067)	$7.76
Nonvested as of March 31, 2026	3,933,150	$10.56

Performance-Based Restricted Stock Unit Activity

In 2025, the Company granted performance-based restricted stock units, or PSUs, whereby vesting depends upon the occurrence of certain milestone events, or the 2025 PSUs. When the achievement of milestone events, which include certain clinical milestones related to avexitide for the treatment of PBH, becomes probable, compensation cost will be recognized from the grant date over the requisite service period and a cumulative catch-up adjustment will be recorded to reflect the portion of the employees' requisite service that has been provided to date. As of March 31, 2026, none of the milestone events related to the 2025 PSUs had been deemed probable of being achieved.

A summary of PSU activity for the three months ended March 31, 2026, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	2,089,494	$6.01
Granted	—	$—
Vested	—	$—
Forfeited	(39,925)	$6.48
Nonvested as of March 31, 2026	2,049,569	$6.00

Summary of Stock-Based Compensation Expense

Stock-based compensation expense for the three months ended March 31, 2026 and 2025, is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,755	$1,822
Selling, general and administrative	4,365	5,011
Total stock-based compensation expense	$6,120	$6,833

The following table summarizes unrecognized stock-based compensation expense as of March 31, 2026, by type of awards (in thousands), and the weighted-average period over which that expense is expected to be recognized (in years). The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	March 31, 2026
	Unrecognized Expense	Weighted-average Recognition Period
Stock options	$45,239	3.10
Restricted stock units	$39,633	3.35
Performance-based restricted stock units	$12,298	—

7. STOCKHOLDERS’ EQUITY

Common Stock

Under the Company’s Fourth Amended and Restated Certificate of Incorporation, or the certificate of incorporation, each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote provided, however, that, except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Company’s certificate of incorporation that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the certificate of incorporation or pursuant to the Delaware General Corporation Law. Holders of common stock are entitled to receive dividends, as may be declared by the Company’s Board of Directors, if any, subject to the preferential dividend rights of the preferred stock. No dividends were declared or paid during the three months ended March 31, 2026 and 2025.

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

All stock options, RSUs and PSUs units were excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact for the three months ended March 31, 2026. The following stock options, RSUs and PSUs outstanding at each period end have been excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	11,441,942	9,620,559
Restricted stock units	3,933,150	3,174,067
Performance-based restricted stock units	2,049,569	1,365,102
Total excluded common stock equivalents	17,424,661	14,159,728

9. Commitments and Contingencies

Letter of Credit

Restricted cash equivalents consist of $0.9 million of cash serving as collateral for a letter of credit issued for the Company’s office spaces, and $0.1 million as collateral for a corporate credit card program. As of March 31, 2026 and December 31, 2025, the Company’s restricted cash equivalents balance was $1.0 million on its condensed consolidated balance sheets.

Legal Proceedings

On February 9, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former officers (Shih v. Amylyx Pharmaceuticals, Inc., et al., Case Number 1:24-CV-00988, or the Shih Complaint). Plaintiff filed an amended complaint on June 24, 2024. The Shih Complaint asserts a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and a claim under Section 20(a) against certain current and former officers as alleged controlling persons. The Shih Complaint alleges that defendants made materially false and misleading statements related to the commercial results and prospects for RELYVRIO. The Shih Complaint seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the court deems appropriate. On August 12, 2024, the case was transferred from the U.S. District Court for the Southern District of New York to the U.S. District Court for the District of Massachusetts, or the Court, and assigned docket number 1:24-CV-12068. Following the transfer, on September 6, 2024, defendants moved to dismiss the Shih Complaint. On September 30, 2025, the Court issued an order finding that the majority of the alleged misstatements are inactionable, but ultimately denied the motion to dismiss. The Company filed an answer on October 30, 2025. The parties have reached an agreement in principle to settle the class claims, subject to court approval, for $6.5 million, a significant portion of which will be funded by insurance proceeds.

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

On July 2, 2025, a second derivative complaint was filed in the Court against certain current and former directors and officer defendants, naming the Company as nominal defendant (Hassine v. Cohen, et al., 1:25-CV-11879, or the Hassine Derivative Complaint and, together with the Jones Derivative Complaint, the Massachusetts Derivative Complaints). The substantive allegations mirror those of the Shih Complaint but also include claims for alleged violations of Sections 14(a), 10(b), and 21D of the Exchange Act, breach of fiduciary duty, and certain other common law claims. The Hassine Derivative Complaint seeks unspecified damages to be awarded to the Company along with interest, costs, and attorneys’ fees, restitution, and certain corporate governance and internal procedural reforms and improvements. On July 16, 2025, the parties to both Massachusetts Derivative Complaints moved the Court to consolidate the Hassine Derivative Complaint with the Jones Derivative Complaint and stay the action according to the terms of the previously-entered stay of the Jones Derivative Complaint. The Court approved the motion on July 22, 2025. The parties have stipulated to a briefing schedule for Defendants’ anticipated motion to dismiss.

On April 7, 2026, a third derivative complaint was filed in Delaware Chancery Court against certain current and former directors and officer defendants, naming the Company as nominal defendant (Schweitzer v. Klee, et al., 2026-0459-BWD, the Schweitzer Complaint and, together with the Massachusetts Derivative Complaints, the Derivative Complaints). Like the Massachusetts Complaints, the substantive allegations mirror those of the Shih Complaint and allege breach of fiduciary duty and other common law claims. The Schweitzer Complaint seeks unspecified damages to be awarded to the Company along with interest, costs, and attorneys’ fees, restitution, and certain corporate governance and internal procedural reforms and improvements.

We intend to defend against the Derivative Complaints vigorously. At this time, an estimate of the impact, if any, of the claims made in the Derivative Complaints cannot be made.

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

Purchase Commitments

The Company enters into agreements in the normal course of business with CMOs for raw material purchases and manufacturing services. As of March 31, 2026, there are no amounts committed under these agreements.

10. asset aCQUISITIONS and collaboration agreements

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

The following table reconciles segment revenue and expenses to consolidated net loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Direct research and development expenses by program[1,2]:
Avexitide	$9,990	$5,426
AMX0035 - PSP	649	4,563
Other programs[3]	7,977	3,772
Personnel-related research and development[4]	8,994	8,358
Selling, general and administrative	16,169	15,684
Interest income	(2,570)	(2,231)
Other segment items[5]	75	335
Net loss	$(41,284)	$(35,907)

1. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. As the Company has one reportable segment, there were no intersegment eliminations for the three months ended March 31, 2026 and 2025.

2. Depreciation and amortization expense of $0.1 million during the three months ended March 31, 2026, and $0.2 million during the three months ended March 31, 2025, are allocated across the significant expense captions.

3. Other programs includes milestone payments totaling $4.0 million made to Gubra following the selection and handover of AMX0318 as a development candidate for PBH and other rare diseases during the three months ended March 31, 2026.

4. The Company does not allocate personnel and other similar costs to specific programs because these costs are deployed across multiple programs.

5. Other segment items primarily consists of net realized and unrealized losses on foreign exchange transactions.

12. SUBSEQUENT EVENTS

On April 9, 2026, the Company reached an agreement in principle to settle the claims arising from the Shih Complaint. Under the agreement, which is subject to court approval, the Company will pay a settlement amount of $6.5 million, a significant portion of which will be funded through insurance proceeds. The Company did not record a liability related to this matter as of March 31, 2026 as the underlying conditions did not exist at that time.

The Company expects to record the settlement charge during the second quarter of 2026, and does not expect the settlement to have a material impact on the Company's future results of operations, financial position, or liquidity beyond the amounts disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the condensed consolidated financial information and the notes thereto appearing elsewhere in this Quarterly Report.

This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those risk factors set forth in our most recent Annual Report on Form 10-K, or 2025 Annual Report, and in our subsequent Quarterly Reports, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage pharmaceutical company with a mission to develop and advance novel therapies for communities with high unmet medical needs. We have preclinical and clinical development programs underway in endocrine conditions and neurodegenerative diseases. We are advancing a pipeline in which we have matched investigational therapies with diseases for which we believe these therapies can make the greatest impact, based on well-defined mechanistic rationales, clear clinical outcomes and biomarkers, and rigorous preclinical data, agnostic of modality. We are currently developing four investigational therapies for potential impact across several diseases: avexitide in PBH, AMX0035 in Wolfram syndrome, AMX0114 in ALS, and AMX0318 in PBH and other rare diseases.

Our lead investigational asset is avexitide, a first-in-class glucagon-like peptide-1, or GLP-1, receptor antagonist. Avexitide has been evaluated as a treatment for PBH and congenital hyperinsulinism, or congenital HI, two indications characterized by hyperinsulinemic hypoglycemia. The U.S. Food and Drug Administration, or the FDA, has granted avexitide Breakthrough Therapy Designation for both PBH and congenital HI, Rare Pediatric Disease Designation for congenital HI, and Orphan Drug Designation for the treatment of hyperinsulinemic hypoglycemia.

PBH is a chronic metabolic condition that is estimated to affect approximately 8% of people in the U.S. who have undergone the two most common types of bariatric surgery, sleeve gastrectomy and Roux-en-Y gastric bypass, or RYGB, (approximately 160,000 people in the U.S.). PBH is thought to be driven by an exaggerated GLP-1 response, primarily in response to food intake, leading to persistent, recurrent, and often debilitating rapid drops in blood glucose, known as hypoglycemia. The American Diabetes Association recognizes hypoglycemia as a potential medical emergency because low blood glucose levels can compromise the body’s ability to maintain essential physiologic processes. In addition, hypoglycemia in the context of PBH may manifest as neuroglycopenia – an inadequate supply of glucose to the brain, which can cause confusion, cognitive dysfunction, loss of consciousness, and seizures. PBH can be associated with substantial disability, compromising safety, disrupting independent living, and affecting nutritional status and overall quality of life. Despite the substantial burden, there are currently no FDA-approved therapies for PBH.

Avexitide is a GLP-1 receptor antagonist designed to competitively bind to the GLP-1 receptor on pancreatic islet beta cells and inhibit the exaggerated GLP-1-driven insulin response characteristic of PBH, reducing inappropriate insulin secretion and stabilizing blood glucose levels.

LUCIDITY (NCT06747468) is a 78-participant, multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trial evaluating the efficacy and safety of avexitide in participants with PBH following RYGB surgery. The Phase 3 trial is being conducted at 21 sites in the U.S. Participants were randomized 3:2 to receive either 90 mg of avexitide subcutaneously once daily or placebo. The trial includes an up to six-week screening period, including a three-week run-in period, a 16-week double-blind treatment period, and an open-label extension (OLE) period with a duration of 32 weeks. The primary efficacy objective of LUCIDITY is to evaluate the FDA-agreed upon primary outcome of reduction in the composite of Level 2 and Level 3 hypoglycemic events through Week 16. Safety and tolerability will also be evaluated. Enrollment for LUCIDITY was completed in March 2026. We continue to expect to announce topline data in the third quarter of 2026, and if approved, a commercial launch in 2027.

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

Avexitide was generally well-tolerated, with a favorable safety profile replicated across the five previous clinical trials in people with PBH. In addition, avexitide demonstrated a clear GLP-1 antagonist pharmacodynamic effect, including lowering insulin and raising the glucose nadir, in healthy volunteers.

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

In May 2026, we announced the initiation of an Expanded Access Program (EAP) for the use of avexitide to treat U.S. adults with PBH following RYGB surgery. Initial eligible patients include individuals who have completed the pivotal Phase 3 LUCIDITY clinical trial and participants in a prior trial of avexitide in PBH following RYGB surgery.

In congenital HI, we are actively engaging in discussions with the broader congenital HI community to develop a path forward.

In addition to avexitide, we are advancing AMX0035, an oral, fixed-dose combination of sodium phenylbutyrate and taurursodiol in Wolfram syndrome, AMX0114 in ALS, and AMX0318 in PBH and other rare diseases.

AMX0035 is designed to slow or mitigate neurodegeneration by targeting endoplasmic reticulum, or ER stress, and mitochondrial dysfunction, two connected central pathways that lead to cell death and neurodegeneration. We are investigating AMX0035 in Wolfram syndrome, a neurodegenerative disease where ER stress and mitochondrial dysfunction are implicated.

Wolfram syndrome is a rare, monogenic, progressive neurodegenerative disorder that progressively impacts multiple organs and systems. Wolfram syndrome is characterized by childhood-onset diabetes mellitus, optic nerve atrophy, and neurodegeneration. Common manifestations of Wolfram syndrome include diabetes mellitus and diabetes insipidus, gradual vision loss leading to blindness, hearing loss, neurogenic bladder, difficulties with balance and coordination, and difficulty breathing that can lead to respiratory failure and premature mortality. Wolfram syndrome is most commonly caused by pathogenic variants in Wolfram syndrome type 1 gene, or WFS1. Because of the clear link between WFS1 mutations and ER stress, Wolfram syndrome is considered a prototypical ER stress disorder. Wolfram syndrome affects approximately 3,000 people living in the U.S., and there are currently no FDA-approved treatment options.

In preclinical models, treatment with AMX0035 improved WFS1 protein expression, increased insulin secretion, and inhibited beta cell death in cells derived from people with Wolfram syndrome. AMX0035 also prevented cell death in neuronal cells derived from people with Wolfram syndrome and significantly delayed progression of the diabetes phenotype in a WFS1-knock-out preclinical model.

In October 2024, we announced positive topline data from the Phase 2 open-label HELIOS (NCT05676034) clinical trial of AMX0035 in 12 adults living with Wolfram syndrome. HELIOS is a single-site, single-arm, open-label, proof of biology, Phase 2 trial designed to study the effect of AMX0035 on safety and tolerability, and various measures of endocrinological, neurological, and ophthalmologic function in adult participants living with Wolfram syndrome. HELIOS showed improvement in pancreatic beta cell function, as measured by C-peptide response after 24 weeks of treatment with AMX0035, the study’s primary efficacy endpoint, in contrast to the expected decrease in pancreatic function with disease progression. Similar overall improvements or stabilization were observed across all secondary endpoints, including hemoglobin A1c (HbA1c), time in target glucose range assessed by continuous glucose monitoring, and visual acuity. In addition, longer-term data for all participants who completed Week 36 (n=10) and Week 48 (n=6) assessments showed sustained improvement over time.

In May 2025, we announced positive data from HELIOS at Week 48. Consistent with the HELIOS trial’s previously presented primary efficacy outcome of improvement in pancreatic function (as described above), treatment with AMX0035 through Week 48 demonstrated continued and sustained improvement in pancreatic beta cell function. Treatment with AMX0035 from Week 24 to Week 48 also showed sustained improvements or stabilization in glycemic control, as measured by hemoglobin A1c, or HbA1c, and time in target glucose range assessed by continuous glucose monitoring, as well as visual acuity. All participants with available measurements met the responder criteria, defined as either improvement or no change, on both the Patient Global Impression of Change and Clinician Global Impression of Change at Weeks 24 and 48, indicating stability or improvement in their Wolfram syndrome-related symptoms. Results from qualitative on-study interviews further supported the potential positive impact of AMX0035 on symptom burden.

The safety profile of AMX0035 in HELIOS data at Week 48 and Week 24 were consistent with prior safety data from the studies of AMX0035. All AEs were mild or moderate, and there were no serious AEs related to AMX0035 treatment. We anticipate presenting longer-term Week 96 data from HELIOS at an upcoming scientific meeting. We continue to work with the FDA on a Phase 3 trial in Wolfram syndrome. In addition, Amylyx is committed to supporting medically and scientifically sound research, including externally-sponsored research conducted with an institution or organization. Breakthrough T1D has provided funding to University of Washington and Amsterdam University Medical Center for a trial investigating AMX0035 as adjunctive therapy for treatment of insulin resistance in type 1 diabetes. Amylyx will provide clinical trial supply of AMX0035.

AMX0114 is an investigational antisense oligonucleotide, or ASO, targeting calpain-2, or CAPN2, with FDA Fast Track Designation for the potential treatment of ALS. Decades of scientific literature and published data demonstrate that CAPN2, a protein involved in neurofilament biology, plays an essential role in axonal degeneration, which is a critical effector in the progression of various neurodegenerative diseases including ALS. ALS is a relentlessly progressive and fatal neurodegenerative disorder caused by motor neuron death in the brain and spinal cord. One of the ways ALS progresses is through axonal degeneration, which disrupts neural connectivity and contributes significantly to disease pathology. Motor neuron loss in ALS leads to deteriorating muscle function, the inability to move and speak, respiratory paralysis, and, eventually, death. ALS is defined as a rare disease, but it affects as many as 30,000 adults in the U.S. and 3,000 in Canada. The most common form of the disease is sporadic ALS, with more than 90% of people with ALS showing no clear family history.

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

The Phase 1 LUMINA clinical trial (NCT06665165) is a multinational, randomized, double-blind, placebo-controlled, multiple ascending dose trial evaluating the safety, tolerability, pharmacokinetics, and pharmacodynamics of AMX0114 in people living with ALS. LUMINA will also assess change from baseline in calpain-2 levels, NfL levels, and other pharmacodynamic biomarkers of ALS. LUMINA is anticipated to enroll approximately 48 adult participants. Participants will be randomized 3:1 to receive AMX0114 or placebo by intrathecal administration once every four weeks for a total of up to four doses. We completed enrollment of Cohort 1 (n=12) of LUMINA in September 2025 and completed enrollment of Cohort 2 (n=12) in March 2026.

In December 2025, we presented initial safety and tolerability data from Cohort 1 (n=12) of LUMINA demonstrating AMX0114 was generally well-tolerated, with no treatment-related serious AEs. Cohort 1 biomarker data from LUMINA is expected to be presented at the 2026 European Network to Cure ALS (ENCALS) Annual Meeting in June 2026. Cohort 1 of LUMINA is investigating the first and lowest of four doses being evaluated in the trial. The data are expected to provide initial information about the levels of the ALS biomarkers being assessed from the first dose in the LUMINA trial.

AMX0318 is a novel GLP-1 receptor antagonist for long-acting administration selected as a development candidate for PBH and other rare diseases in January 2026. AMX0318 was selected as a development candidate after demonstrating robust preclinical and chemical properties, including a favorable pharmacokinetic profile that may support long-acting administration, a robust chemical stability profile, strong in vitro potency, evidence of in vivo activity and tolerability, and high solubility. AMX0318 was identified through a research collaboration with Gubra A/S, a company specializing in peptide-based drug discovery and preclinical contract research services. IND-enabling studies for AMX0318 are underway with an IND targeted for 2027.

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $279.8 million and an accumulated deficit of $792.7 million. We believe our existing cash, cash equivalents and marketable securities as of March 31, 2026 will be sufficient to fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, sales, marketing, as well as administrative functions. Selling, general and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; corporate insurance costs; administrative travel expenses; sales and marketing expenses; information technology; charitable donations to independent charitable foundations; facility-related and other operating costs. We expect that selling, general and administrative expenses will continue to increase in future periods as we continue to increase headcount, advance our clinical pipeline, and incur significant costs related to our pre-commercialization activities as we prepare for potential near term regulatory approvals.

Income Taxes

We have historically not incurred significant income taxes. We continue to maintain a full valuation allowance against all of our deferred tax assets based on management’s evaluation of all available evidence, including our history of incurring significant losses from operations. As a result, we do not expect to incur material income taxes for the foreseeable future.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$27,610	$22,119	$5,491	25%
Selling, general and administrative	16,169	15,684	485	3%
Total operating expenses	43,779	37,803	5,976	16%
Loss from operations	(43,779)	(37,803)	(5,976)	16%
Other income, net:
Interest income	2,570	2,231	339	15%
Other expense, net	(75)	(335)	260	(78)%
Total other income, net	2,495	1,896	599	32%
Net loss	$(41,284)	$(35,907)	$(5,377)	15%

* NM - not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Direct research and development expenses by program:
Avexitide	$9,990	$5,426	$4,564	84%
AMX0035 - PSP	649	4,563	(3,914)	(86)%
Other programs	7,977	3,772	4,205	111%
Total direct research and development expenses by program	18,616	13,761	4,855	35%
Payroll and personnel-related	8,994	8,358	636	8%
	$27,610	$22,119	$5,491	25%

* NM - not meaningful

Research and development expenses were $27.6 million for the three months ended March 31, 2026, compared to $22.1 million for the three months ended March 31, 2025. The increase was primarily due to a $4.6 million increase in expenses related to the pivotal Phase 3 LUCIDITY clinical trial in PBH and other costs related to avexitide, and a $4.2 million increase in expenses related to other programs. Other programs includes milestone payments totaling $4.0 million made to Gubra following the selection and handover of AMX0318 as a development candidate for PBH and other rare diseases during the three months ended March 31, 2026. The increase was offset by a $3.9 million decrease in expenses related to AMX0035 for the treatment of PSP after its discontinuation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.2 million for the three months ended March 31, 2026 compared to $15.7 million for the three months ended March 31, 2025. The increase was primarily due to an increase of $0.7 million in consulting and professional services, partially offset by a decrease of $0.2 million in other expenses. The increase in consulting and professional services is primarily due to an increase in commercial and marketing activity as we prepare for a potential commercial launch of avexitide, if approved, as well as increased spend for general legal services. The decrease in other expenses is primarily due to lower facilities and IT-related expenses.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $279.8 million and an accumulated deficit of $792.7 million. We believe our existing cash, cash equivalents and marketable securities as of March 31, 2026 will be sufficient to fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Since inception, we have devoted substantially all of our efforts to research and development, pre-commercialization and commercialization activities, including recruiting management and technical staff, raising capital, producing materials for preclinical studies and clinical trials, and building infrastructure to support such activities. As of March 31, 2026, we have funded our operations primarily through public offerings of our common stock, private sales of preferred stock, convertible notes, and through revenue from sales of RELYVRIO and ALBRIOZA in the U.S. and Canada, respectively, between July 2022 and April 2024.

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

Capital Resources and Uses

Despite the decline in research and development and general administrative expenses in 2025 as compared to 2024, we expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities, manufacturing and clinical trials of avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates or acquire or in-license additional product candidates or products. We may also incur expenses related to business development activities, such as in-licensing or acquisition of product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. We expect to incur significant expenses as we:

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
•
continue our preclinical efforts of AMX0318, including advancing IND-enabling studies;
•
seek to identify and develop, acquire or in-license additional product candidates or other assets;
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

Cash Flows

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net cash used in operating activities	$(36,882)	$(39,824)	$2,942	(7)%
Net cash provided by (used in) investing activities	36,262	(43,659)	79,921	(183)%
Net cash provided by financing activities	3,217	65,662	(62,445)	(95)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(111)	197	(308)	(156)%
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	$2,486	$(17,624)	$20,110	(114)%

Operating Activities

During the three months ended March 31, 2026, operating activities used $36.9 million of cash, primarily resulting from our net loss of $41.3 million, $0.6 million net accretion of discounts on investments, and $5.3 million of net cash used by changes in our operating assets and liabilities, offset by $6.1 million of non-cash stock-based compensation expense and a $4.0 million charge for in-process research and development, or IPR&D, milestones related to the Gubra collaboration.

Net cash used by changes in our operating assets and liabilities primarily consisted of a $6.7 million decrease in accrued expenses and a $0.3 million decrease in operating lease liabilities, offset by a $1.4 million decrease in prepaid expenses and other current assets and a $0.3 million decrease in operating right-of-use assets.

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

Investing Activities

During the three months ended March 31, 2026, net cash provided by investing activities was $36.3 million, resulting primarily from $60.0 million of investments that matured, offset by $19.7 million of purchases of marketable securities and $4.0 million in IPR&D milestone payments related to the Gubra collaboration.

During the three months ended March 31, 2025, net cash used in investing activities was $43.7 million, resulting primarily from $103.6 million of purchases of marketable securities, offset by $60.0 million of investments that matured.

Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities was $3.2 million. This amount consisted of $3.2 million of proceeds from exercises of stock options and vesting of stock awards, net of withholding taxes paid on stock-based awards.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” disclosed in our 2025 Annual Report.

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

Our management, with the participation of our principal executive officers and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officers and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 9, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former officers (Shih v. Amylyx Pharmaceuticals, Inc., et al., Case Number 1:24-CV-00988, or the Shih Complaint). Plaintiff filed an amended complaint on June 24, 2024. The Shih Complaint asserts a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and a claim under Section 20(a) against certain current and former officers as alleged controlling persons. The Shih Complaint alleges that defendants made materially false and misleading statements related to the commercial results and prospects for RELYVRIO. The Shih Complaint seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the court deems appropriate. On August 12, 2024, the case was transferred from the U.S. District Court for the Southern District of New York to the U.S. District Court for the District of Massachusetts, or the Court, and assigned docket number 1:24-CV-12068. Following the transfer, on September 6, 2024, defendants moved to dismiss the Shih Complaint. On September 30, 2025, the Court issued an order finding that the majority of the alleged misstatements are inactionable, but ultimately denied the motion to dismiss. The Company filed an answer on October 30, 2025. The parties have reached an agreement in principle to settle the class claims, subject to court approval, for $6.5 million, a significant portion of which will be funded by insurance proceeds.

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

On July 2, 2025, a second derivative complaint was filed in the Court against certain current and former directors and officer defendants, naming the Company as nominal defendant (Hassine v. Cohen, et al., 1:25-CV-11879, or the Hassine Derivative Complaint and, together with the Jones Derivative Complaint, the Massachusetts Derivative Complaints). The substantive allegations mirror those of the Shih Complaint but also include claims for alleged violations of Sections 14(a), 10(b), and 21D of the Exchange Act, breach of fiduciary duty, and certain other common law claims. The Hassine Derivative Complaint seeks unspecified damages to be awarded to the Company along with interest, costs, and attorneys’ fees, restitution, and certain corporate governance and internal procedural reforms and improvements. On July 16, 2025, the parties to both Massachusetts Derivative Complaints moved the Court to consolidate the Hassine Derivative Complaint with the Jones Derivative Complaint and stay the action according to the terms of the previously-entered stay of the Jones Derivative Complaint. The Court approved the motion on July 22, 2025. The parties have stipulated to a briefing schedule for Defendants’ anticipated motion to dismiss.

On April 7, 2026, a third derivative complaint was filed in Delaware Chancery Court against certain current and former directors and officer defendants, naming the Company as nominal defendant (Schweitzer v. Klee, et al., 2026-0459-BWD, the Schweitzer Complaint and, together with the Massachusetts Derivative Complaints, the Derivative Complaints). Like the Massachusetts Complaints, the substantive allegations mirror those of the Shih Complaint and allege breach of fiduciary duty and other common law claims. The Schweitzer Complaint seeks unspecified damages to be awarded to the Company along with interest, costs, and attorneys' fees, restitution, and certain corporate governance and internal procedural reforms and improvements.

We intend to defend against the Derivative Complaints vigorously. At this time, an estimate of the impact, if any, of the claims made in the Derivative Complaints cannot be made.

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
•
We are currently operating in a period of economic uncertainty, which has been significantly impacted by geopolitical instability, ongoing military conflicts, including the ongoing conflicts between Russia and Ukraine, and the U.S. and Iran, and in the Middle East, the evolving regulatory activities and policy changes under the current U.S. government, events related thereto, and changes in inflation and interest rates, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We will continue to incur significant research and development and other expenses related to clinical development and potential approvals for our current and future product candidates, including for avexitide, AMX0035 and AMX0114 in additional indications other than ALS, and for ongoing operations. Since our inception, we have devoted the majority of our financial resources and efforts to research and development, including preclinical studies and our clinical trials, preparation for commercialization and commercialization activities. We invested substantial resources into our product development efforts of AMX0035 and toward the commercialization and approval of AMX0035 as RELYVRIO/ALBRIOZA for ALS. We voluntarily discontinued the marketing authorizations for RELYVRIO/ALBRIOZA for ALS and removed the product from the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial, which failed to meet its prespecified primary and secondary endpoints. Our financial condition and operating results, including our revenues, expenses and net income (loss), have in the past and are likely in the future to fluctuate significantly from quarter to quarter and year to year. For example, we generated revenues of $380.8 million in 2023 as a result of sales of RELYVRIO/ALBRIOZA, but following its withdrawal, we will no longer generate revenues from this product. Accordingly, you should not rely upon the results of any prior quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and may in the future have, an adverse effect on our stockholders’ equity and working capital. As of March 31, 2026, we had an accumulated deficit of $792.7 million.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. As a result of the challenges caused by economic uncertainty in domestic and global markets due to geopolitical instability and conflict, including the ongoing war in Ukraine and the conflict in the Middle East, evolving regulatory activities and policy changes under the current U.S. government, the global credit and financial markets have experienced in recent periods significant volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, changes to rates of inflation and interest rates and uncertainty about economic and global stability. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing impossible or more difficult, more costly or more dilutive.

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

We believe our existing cash, cash equivalents and marketable securities as of March 31, 2026 will be sufficient to fund our operations into 2028. However, our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Our future success depends significantly on our ability to successfully develop, and obtain regulatory approvals for and commercialize, avexitide in PBH and AMX0035 in indications other than ALS, including Wolfram syndrome. Avexitide has been evaluated in five Phase 1 and Phase 2 clinical trials for PBH and has also been studied in congenital HI. In February 2025, we activated the first sites for the pivotal Phase 3 LUCIDITY clinical trial for avexitide in PBH and in April 2025, we announced that the first participant had been dosed. Recruitment and enrollment of LUCIDITY are complete. All participants have been randomized and dosed as of the first quarter of 2026, and we continue to expect topline data in the third quarter of 2026, and if approved, a commercial launch in 2027. We reported positive topline results from the Phase 2 HELIOS trial, an open-label study of AMX0035 in 12 adult participants with Wolfram syndrome. At Week 24, stabilization or improvement was demonstrated across all key clinical measures, including pancreatic function, glycemic control, and vision. Long-term Week 48 data demonstrated that treatment with AMX0035 led to continued sustained stabilization or improvement. Our business success depends heavily on our ability to successfully complete clinical trials for our product candidates. We have completed the IND-enabling studies of AMX0114 in ALS and fully enrolled cohort 1 (n=12) and cohort 2 (n=12) of the Phase 1 LUMINA trial in ALS in September 2025 and March 2026, respectively.

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

Under the FDA’s combination rule, the FDA generally will not file or approve an NDA for a fixed-dose combination product unless each component of a proposed drug product is shown to make a contribution to the claimed effects and the dosage of each component (amount, frequency, duration) is safe and effective for the intended population. For additional information on FDA’s combination rule, see the section entitled “Business—Government Regulation—Combination Rule for Fixed-Dose Combination Products” in our 2025 Annual Report.

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

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the U.S. or elsewhere without obtaining regulatory approval from the FDA and other comparable foreign regulatory authorities. Regulatory authorities in other jurisdictions may have similar requirements. The time required to obtain approval by the FDA and other comparable foreign regulatory authorities is unpredictable, and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes. In addition, the FDA in any approval needs to determine that there is substantial evidence of effectiveness. This finding can be substantiated based on two adequate and well-controlled studies, or in certain circumstances on a single, large, multicenter, adequate and well-controlled study that is very persuasive or from a single adequate and well-controlled study together with confirmatory evidence. FDA regulations and guidance also allow for greater flexibility and tolerance for uncertainty in the context of rare and fatal diseases. In February 2026, the FDA Commissioner publicly indicated that a single adequate and well-controlled pivotal clinical trial supported by confirmatory evidence will be the FDA’s default standard moving forward for novel products, rather than two such trials; this statement was not a formal agency action, and the scope, implementation and durability of this policy position remain uncertain. FDA retains broad discretion to require additional clinical data for any product candidate, including a second adequate and well-controlled clinical trial.

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

In July 2024, we completed the acquisition of substantially all of the rights, title and interests in, to and under those assets and interests used by Eiger BioPharmaceuticals, Inc., or Eiger, in the development, manufacture and commercialization of avexitide. Negative or inconclusive impressions of the results from earlier clinical trials of avexitide performed by Eiger or any other clinical trial or preclinical studies in animals that we or Eiger, with respect to avexitide, have conducted, or the results from our earlier clinical trials of AMX0035 for the treatment of ALS or AD, could mandate repeated or additional preclinical studies or clinical trials and could delay marketing approvals or result in changes to or delays in preclinical studies or clinical trials of AMX0035 in other indications. We do not know whether any clinical trials that we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market avexitide, AMX0035 for our intended indications or any future product candidate.

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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial data in clinical trials may not be indicative of results obtained when such trials are completed. There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates. For example, the clinical results seen in the CENTAUR trial were different than the results seen in our global Phase 3 PHOENIX clinical trial. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable foreign regulatory authorities. Additionally, certain clinical trials for avexitide, AMX0035, AMX0114 and any other current or future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants. For example, the number of patients suffering from Wolfram syndrome and PBH, is small and, in some cases, has not been established with precision. If the actual number of patients with these diseases is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Neurodegenerative diseases have particular challenges, including significant mobility issues, morbidities and other complications that have historically made retention in clinical trials more challenging. In the past, we have had discontinuations in our clinical trials, including in our CENTAUR trial and our PHOENIX trial, and their open-label extensions. Discontinuations may occur in current or future trials and could result in delays of completion of our clinical trials and affect our ability to enroll additional patients in our clinical trials and impact the integrity of data from our clinical trials.

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

Because we have limited financial and managerial resources, we are focused on specific indications and modifications for avexitide, AMX0035, AMX0114, and AMX0318. As a result, we may fail to generate additional clinical development opportunities for such candidates for a number of reasons, including, that such candidates may in certain indications, on further study, be shown to have harmful side effects, limited to no efficacy, or other characteristics that suggest it is unlikely to receive marketing approval and achieve market acceptance in such additional indications. For example, in August 2025, we announced the decision to discontinue the ORION program of AMX0035 in adults living with PSP, based on data from the Phase 2b trial, where AMX0035 did not show differences compared to placebo on primary or secondary outcomes at Week 24.

We are conducting a clinical trial of avexitide in PBH and may conduct others in other indications as well. As a result, we may forgo or delay pursuit of opportunities with other indications that we believe could have had greater commercial potential or likelihood of success. In addition, we are continuing to evaluate plans to explore the use of other product candidates in ALS and additional neurodegenerative diseases. However, we may focus on or pursue one or more of our target indications over other potential indications and product candidates and such development efforts may not be successful, which would cause us to delay the clinical development and approval of avexitide, AMX0035, AMX0114, AMX0318 and other product candidates. Furthermore, research activities to identify additional indications for avexitide, AMX0035, AMX0114, AMX0318 and other product candidates require substantial technical, financial, and human resources. We may not successfully develop these additional modifications for chemistry-related, stability-related, or other reasons. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for specific indications or formulations of avexitide, AMX0035, AMX0114 or for AMX0318 or other product candidates may not yield any commercially viable products.

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

We received orphan drug status for AMX0035 for the treatment of patients with Wolfram syndrome in the U.S. in November 2020. Eiger received orphan drug status for avexitide for the treatment of hyperinsulinemic hypoglycemia (which includes PBH and congenital HI) in the U.S. in December 2016 and for congenital HI in the EU from the European Commission in November 2019. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the other regulatory bodies from approving another marketing authorization application for the same drug in the same approved use or indication for that time period. Another drug may receive marketing approval prior to avexitide or AMX0035. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU may be reduced to six years if, at the end of the fifth year, it is demonstrated that a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. In the EU, during the ten-year period of orphan marketing exclusivity, neither the competent authorities of the EU Member States, the EMA, or the European Commission are permitted to accept applications or grant marketing authorization for similar medicinal products to the authorized orphan product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Legislation has been proposed by the European Commission and is progressing through the EU legislative process that, if adopted, could reduce the ten-year period of orphan marketing exclusivity for certain orphan medicinal products. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA and the EMA can subsequently approve another drug for the same approved use or indication before the expiration of the seven-year (or ten-year in the EU) exclusivity period if the FDA or the EMA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to AMX0035 for the treatment of Wolfram syndrome, if we receive approval for AMX0035 for a modified or different indication, our current orphan designation may not provide us with exclusivity.

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn, and other product candidates may obtain approval before us and receive orphan drug exclusivity, which could block us from entering the market.

Even if we obtain orphan drug exclusivity for avexitide or AMX0035, that exclusivity may not effectively protect us from competition because different drugs can be approved for the same approved use or indication before the expiration of the orphan drug exclusivity period. For example, even though AMX0035 is entitled to orphan drug exclusivity, that exclusivity may not prevent the approval of

TURSO by the FDA or other regulatory authorities as a monotherapy treatment for Wolfram syndrome if those regulatory agencies determine that TURSO is a different drug product from AMX0035. In addition, the regulatory authorities may find that this monotherapy treatment is clinically superior to our fixed dose product and approve it even if we are granted orphan drug exclusivity. U.S. lawmakers have also recently raised the possibility that regulatory or legislative changes might need to be made to the Orphan Drug Act to foster competition. This includes the introduction of legislation that, if adopted into law, would require us to demonstrate to the FDA that avexitide or AMX0035 would be economically unviable when facing competition to maintain our exclusivity.

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

Under current law, after September 30, 2029, the FDA may not award any rare pediatric disease priority review vouchers, although the FDA's authority to do so could be extended by Congress in the future.

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

Various laws, regulations and executive orders, including export control and trade sanctions laws, also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the U.S., it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the U.S., which could limit our growth potential and increase our development costs. Additionally, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.

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

Further, although our reliance on these third parties for clinical development activities limits our control over these activities, we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. Moreover, the FDA and competent authorities of the EU Member States require us to comply with Good Clinical Practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and IRBs. If we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory body may require us to perform additional clinical trials before approving avexitide or AMX0035, including for additional indications, or any other current or future product candidates, which would delay the regulatory approval process. We cannot be certain that, upon inspection, the FDA or other regulatory body will determine that any of our clinical trials comply with GCPs. For example, our clinical trial sites and investigators have in the past and may in the future engage in protocol deviations which could impact the overall interpretability of the outcomes of our clinical trials. We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, such as ClinicalTrials.gov, within certain timeframes. Failure to do so can result in public notifications of noncompliance, civil monetary penalties, adverse publicity, and also prevent the non-compliant party from receiving future grant funds from the federal government.

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

The success of avexitide, AMX0035 and any of our other current or future product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. Because avexitide, AMX0035 and any other current or future product candidates represent new approaches to the treatment of the diseases they target, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, avexitide, AMX0035 and any other current or future product candidates or for any product that we may develop. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to any current or future product candidates we may develop (e.g., for the administration of our product candidate to patients) is also important. Inadequate reimbursement for such services may lead to physician and payor resistance and adversely affect our ability to market or sell avexitide, AMX0035 or any other current or future product candidates we may develop. In addition, we may need to develop new reimbursement models, in order to realize adequate value. Payors may not be able or willing to adopt such new models and patients may be unable to afford that portion of the cost that such models may require them to bear. If we determine such new models are necessary, but we are unsuccessful in developing them, or if payors do not adopt such models, our business, financial condition, results of operations and prospects could be adversely affected. For additional information on coverage and reimbursement, see the section entitled “Business—Government Regulation—Coverage and Reimbursement” in our 2025 Annual Report.

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

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see the section entitled “Business – Government Regulation – Current and Future U.S. Healthcare Reform Legislation” in our 2025 Annual Report.

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies conduct research, sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, see the section entitled “Business – Government Regulation - Other U.S. Healthcare Laws” in our 2025 Annual Report.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting avexitide, AMX0035, AMX0114, or any other current or future product candidates by obtaining and defending patents. These risks and uncertainties include the following:

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

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing have been reported as resulting in delays in the FDA’s responsiveness or in its ability to review IND submissions or marketing applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

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

There have been evolving regulatory activities and policy changes, and there continues to be uncertainty as to the extent and manner in which the Trump administration will continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could continue to present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the current U.S. government could continue to issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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

We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by other entities and may have commitments under consulting or advisory contracts with those entities that may limit their availability to us. If we are unable to continue to attract and retain highly qualified personnel, our ability to develop avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates will be limited.

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

U.S. and global markets have recently been experiencing volatility and disruption caused by economic uncertainty, including as a result of geopolitical instability, ongoing military conflicts, the evolving regulatory activities and economic policies under the current U.S. government, events related thereto, such as changes to candidates or political unrest or otherwise, and high inflation and interest rates. Although the length and impact of the ongoing military conflicts is highly unpredictable, the ongoing conflicts between Russia and Ukraine, the U.S. and Iran, and in the Middle East have led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which contributed to record inflation globally. We are continuing to monitor inflation, the situations in Ukraine and the Middle East and global capital markets and assessing their potential impact on our business, including the impact on the supply chains we rely on for the manufacture of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, from January 7, 2022, the first day that our stock traded on the Nasdaq Global Select Market, through March 31, 2026, our stock has traded within a range of a high price of $41.93 and a low price of $1.58 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

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
•
general political, geographical, and economic conditions, including the impact of global health crises such as the COVID-19 pandemic, historically high inflation, fluctuating interest rates, the ongoing wars in Ukraine and the Middle East and the legislative changes under the current U.S. government and accompanying regulatory activities and economic policies; and
•
other events or factors, many of which are beyond our control.

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

Adverse macroeconomic conditions or market volatility resulting from national or global economic developments, political unrest, high inflation, fluctuating interest rates, international tariffs, changes in international trade relationships and military conflicts, such as the ongoing conflicts between Russia and Ukraine, the U.S. and Iran, and in the Middle East, significant changes in U.S. policies and regulatory environment and other factors, could materially and adversely affect our business operations. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. For example, in early 2025, the U.S. imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S., and is likely to continue to result in more retaliatory tariffs. In addition, the current U.S. administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy objective of reshoring pharmaceutical manufacturing to the United States. Among other means, such tariffs may be imposed by the United States under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. The Trump administration continued to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. In addition, any deterioration in the macro-economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. A severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all.

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

In addition, based on the market value of our common stock that was held by non-affiliates as of June 30, 2025, we are a non-accelerated filer in fiscal year 2026. For as long as we continue to be a non-accelerated filer, we may choose to take advantage of not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404(b) of SOX. Pursuant to Section 404(a) of SOX, we are required to furnish a report by our management on our internal control over financial reporting. However, beginning with our 2025 Annual Report and while we remain a non-accelerated filer, we will not be required to include an attestation report issued by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 27, 2026, we had outstanding 111,186,317 shares of common stock, which may be resold in the public market immediately without restriction, unless held by our affiliates.

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

Pursuant to Section 404, our management is required to assess and report annually on the effectiveness of our internal control over financial reporting and to identify any material weaknesses in our internal control over financial reporting. As a result of no longer qualifying as an emerging growth company as defined in the JOBS Act and becoming a large accelerated filer, we were also required to comply with, among other requirements, the auditor attestation requirements of Section 404(b). As we are a non-accelerated filer in fiscal year 2026, beginning with our 2025 Annual Report and while we remain a non-accelerated filer, we will not be required to include an attestation report issued by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting, though we may choose to voluntarily provide such attestation report.

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

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts if we are able to obtain marketing approval of any of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates, research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock, including shares of common stock sold in our public offerings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)

During the three months ended March 31, 2026, no officers or directors of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K of the Exchange Act.

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

AMYLYX PHARMACEUTICALS, INC.

Date: May 7, 2026	By:	/s/ Joshua B. Cohen
Joshua B. Cohen
Co-Chief Executive Officer

	By:	/s/ Justin B. Klee
Justin B. Klee
Co-Chief Executive Officer

	By:	/s/ James M. Frates
James M. Frates
Chief Financial Officer