Form 10-Q
period 2026-06-30
Amylyx Pharmaceuticals, Inc.
filed 2026-08-06
CIK 1658551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 27, 2026, the registrant had 111,423,048 shares of common stock, $0.0001 par value per share, outstanding.

AMYLYX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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
•
our expectations regarding the period during which we qualify as a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act; and
•
other statements about future events, including those listed under the section titled “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$49,326	$226,651
Marketable securities	201,434	90,328
Prepaid expenses and other current assets	5,578	6,692
Total current assets	256,338	323,671
Property and equipment, net	199	310
Restricted cash equivalents	986	985
Operating lease right-of-use assets	4,541	5,181
Deposits and other assets	2,500	2,498
Total assets	$264,564	$332,645
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,533	$3,519
Accrued expenses	14,609	17,910
Operating lease liabilities, current portion	1,008	1,259
Total current liabilities	21,150	22,688
Operating lease liabilities, net of current portion	4,247	4,698
Total liabilities	25,397	27,386
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 111,368,283 and 109,884,502 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	1,075,271	1,056,271
Accumulated deficit	(836,134)	(751,427)
Accumulated other comprehensive income	19	404
Total stockholders’ equity	239,167	305,259
Total liabilities and stockholders’ equity	$264,564	$332,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$23,768	$27,217	$51,379	$49,336
Selling, general and administrative	21,925	15,640	38,093	31,324
Total operating expenses	45,693	42,857	89,472	80,660
Loss from operations	(45,693)	(42,857)	(89,472)	(80,660)
Other income, net:
Interest income	2,323	1,960	4,893	4,191
Other expense, net	(53)	(546)	(128)	(881)
Total other income, net	2,270	1,414	4,765	3,310
Net loss	$(43,423)	$(41,443)	$(84,707)	$(77,350)

Net loss per share — basic and diluted	$(0.39)	$(0.46)	$(0.76)	$(0.88)
Weighted-average shares used in computing net loss per share — basic and diluted	111,196,883	89,138,568	110,881,872	87,427,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(43,423)	$(41,443)	$(84,707)	$(77,350)
Other comprehensive (loss) income
Foreign currency translation (loss) gain	(39)	627	(160)	876
Net unrealized loss on available-for-sale securities	(182)	(76)	(225)	(233)
Other comprehensive (loss) income	(221)	551	(385)	643
Comprehensive loss	$(43,644)	$(40,892)	$(85,092)	$(76,707)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2025	109,884,502	$11	$1,056,271	$404	$(751,427)	$305,259
Issuance of common stock upon exercise of stock options	465,661	—	3,230	—	—	3,230
Issuance of common stock upon vesting of RSUs	676,314	—	—	—	—	—
Stock-based compensation expense	—	—	6,120	—	—	6,120
Other comprehensive loss	—	—	—	(164)	—	(164)
Net loss	—	—	—	—	(41,284)	(41,284)
Balance as of March 31, 2026	111,026,477	$11	$1,065,621	$240	$(792,711)	$273,161
Issuance of common stock upon exercise of stock options	256,272	—	1,332	—	—	1,332
Issuance of common stock upon vesting of RSUs	85,534	—	—	—	—	—
Stock-based compensation expense	—	—	8,318	—	—	8,318
Other comprehensive loss	—	—	—	(221)	—	(221)
Net loss	—	—	—	—	(43,423)	(43,423)
Balance as of June 30, 2026	111,368,283	$11	$1,075,271	$19	$(836,134)	$239,167

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	68,629,738	$7	$771,542	$(92)	$(606,692)	$164,765
Issuance of common stock upon financing, net of issuance costs	19,714,285	2	65,575	—	—	65,577
Issuance of common stock upon exercise of stock options	36,310	—	57	—	—	57
Issuance of common stock upon vesting of RSUs	700,488	—	—	—	—	—
Stock-based compensation expense	—	—	6,833	—	—	6,833
Other comprehensive income	—	—	—	92	—	92
Net loss	—	—	—	—	(35,907)	(35,907)
Balance as of March 31, 2025	89,080,821	$9	$844,007	$—	$(642,599)	$201,417
Issuance of common stock upon exercise of stock options	855	—	2	—	—	2
Issuance of common stock upon vesting of RSUs	74,674	—	—	—	—	—
Stock-based compensation expense	—	—	7,350	—	—	7,350
Other comprehensive income	—	—	—	551	—	551
Net loss	—	—	—	—	(41,443)	(41,443)
Balance as of June 30, 2025	89,156,350	$9	$851,359	$551	$(684,042)	$167,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows used in operating activities:
Net loss	$(84,707)	$(77,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,438	14,183
Depreciation expense	141	297
Accretion of investment discounts, net	(1,826)	(3,226)
Charge for in-process research and development ("IPR&D") milestones	4,000	—
Other non-cash items	84	264
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,108	6,941
Operating lease right-of-use assets	640	1,099
Deposits and other assets	(2)	24
Accounts payable	2,014	338
Accrued expenses	(3,494)	(6,484)
Operating lease liabilities	(702)	(1,158)
Net cash used in operating activities	(68,306)	(65,072)
Cash flows used in investing activities:
Purchases of property and equipment	(30)	(28)
Milestone payments related to IPR&D	(4,000)	—
Purchases of investments	(200,505)	(142,637)
Proceeds from maturities of marketable securities	91,000	122,000
Net cash used in investing activities	(113,535)	(20,665)
Cash flows provided by financing activities:
Proceeds from financings, net of issuance costs	—	65,577
Proceeds from exercise of stock options and RSUs vesting	9,132	1,042
Withholding taxes paid on stock-based awards	(4,436)	(988)
Net cash provided by financing activities	4,696	65,631
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(179)	805
Net decrease in cash, cash equivalents and restricted cash equivalents	(177,324)	(19,301)
Cash, cash equivalents and restricted cash equivalents, beginning of period	227,636	78,837
Cash, cash equivalents and restricted cash equivalents, end of period	$50,312	$59,536
Reconciliation of cash, cash equivalents and restricted cash equivalents:
Cash and cash equivalents	$49,326	$58,085
Restricted cash equivalents	986	1,451
Total cash, cash equivalents and restricted cash equivalents:	$50,312	$59,536

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

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, the outcome of preclinical studies and clinical trials, potential difficulties with or delays in timing with respect to regulatory approval processes, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, ability to secure additional capital to fund operations, and risks associated with the economic challenges caused by economic uncertainty in various global markets caused by geopolitical instability and conflict. The Company and its contractors may also experience disruptions in supply of its products, if approved, or its current or future product candidates and other items that are essential for its research, development, and commercialization activities.

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

3. MARKETABLE SECURITIES

The Company has classified all of its marketable securities at June 30, 2026 as “available-for-sale”. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included as a separate component of other accumulated comprehensive loss. There were no realized gains or losses recognized during the three and six months ended June 30, 2026 and 2025.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific identification method. The Company includes interest and dividends on securities classified as available-for-sale in interest income. Accrued interest receivable relating to the Company’s available-for-sale securities is presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, and amounted to $0.5 million and less than $0.1 million at June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026, there were no securities in an unrealized loss position for greater than 12 months. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of June 30, 2026.

Marketable securities, which are classified as available-for-sale, consisted of the following (in thousands):

Balance at June 30, 2026:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury bills	$94,665	$—	$(9)	$94,656
Treasury notes	99,073	—	(163)	98,910
Commercial paper	7,882	—	(14)	7,868
Total marketable securities	$201,620	$—	$(186)	$201,434

Balance at December 31, 2025:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury bills	$90,288	$40	$—	$90,328
Total marketable securities	$90,288	$40	$—	$90,328

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued external research and development	$6,216	$5,355
Accrued employee compensation and benefits	5,625	10,055
Accrued consulting and other professional fees	2,556	1,855
Other accrued expenses	212	645
Total accrued expenses	$14,609	$17,910

5. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$24,525	$—	$—	$24,525
Restricted cash equivalents	986	—	—	986
Marketable securities:
Treasury bills	94,656	—	—	94,656
Treasury notes	98,910	—	—	98,910
Commercial paper	—	7,868	—	7,868
Total marketable securities	193,566	7,868	—	201,434
Total financial assets	$219,077	$7,868	$—	$226,945

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$207,599	$—	$—	$207,599
Restricted cash equivalents	985	—	—	985
Treasury bills	90,328	—	—	90,328
Total financial assets	$298,912	$—	$—	$298,912

The Company classifies its cash equivalents, treasury bills, and treasury notes as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices for identical assets in active markets without any valuation adjustment. The Company classifies its commercial paper as Level 2 assets under the fair value hierarchy, as these assets have been valued using information obtained through a third-party pricing service at each balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers, or a combination of these data sources.

6. Stock-BASED COMPENSATION

Stock Incentive Plan

General Option Information

A summary of option activity for the six months ended June 30, 2026 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	9,407,851	$11.93	7.2	$42,967
Granted	2,770,780	$14.03
Exercised	(721,933)	$6.32		$6,011
Cancelled or forfeited	(125,492)	$14.44
Outstanding at June 30, 2026	11,331,206	$12.77	7.7	$78,565
Options exercisable as of June 30, 2026	5,797,526	$14.73	6.5	$35,686
Options unvested as of June 30, 2026	5,533,680	$10.72	8.9	$42,880
Weighted average grant-date fair value of options granted during the period	$11.72

The aggregate intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was $6.0 million and $0.1 million, respectively.

The total fair value of stock options vested during the six months ended June 30, 2026 and 2025 was $7.9 million and $10.6 million, respectively.

Restricted Stock Unit Activity

A summary of restricted stock unit, or RSU, activity for the six months ended June 30, 2026 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	2,725,084	$8.12
Granted	2,040,947	$14.04
Vested	(761,848)	$10.18
Forfeited	(143,077)	$8.26
Nonvested as of June 30, 2026	3,861,106	$10.84

Performance-Based Restricted Stock Unit Activity

In 2025, the Company granted performance-based restricted stock units, or PSUs, whereby vesting depends upon the occurrence of certain milestone events, or the 2025 PSUs. When the achievement of milestone events, which include certain clinical milestones related to avexitide for the treatment of PBH, becomes probable, compensation cost will be recognized from the grant date over the requisite service period and a cumulative catch-up adjustment will be recorded to reflect the portion of the employees' requisite service that has been provided to date. As of June 30, 2026, none of the milestone events related to the 2025 PSUs had been deemed probable of being achieved.

A summary of PSU activity for the six months ended June 30, 2026, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	2,089,494	$6.01
Granted	—	$—
Vested	—	$—
Forfeited	(75,475)	$7.20
Nonvested as of June 30, 2026	2,014,019	$5.96

Summary of Stock-Based Compensation Expense

Stock-based compensation expense for the three and six months ended June 30, 2026 and 2025, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$2,472	$1,960	$4,227	$3,782
Selling, general and administrative	5,846	5,390	10,211	10,401
Total stock-based compensation expense	$8,318	$7,350	$14,438	$14,183

The following table summarizes unrecognized stock-based compensation expense as of June 30, 2026, by type of awards (in thousands), and the weighted-average period over which that expense is expected to be recognized (in years). The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	June 30, 2026
	Unrecognized Expense	Weighted-average Recognition Period
Stock options	$42,385	2.89
Restricted stock units	$36,876	3.17
Performance-based restricted stock units	$12,013	—

7. STOCKHOLDERS’ EQUITY

Common Stock

Under the Company’s Fourth Amended and Restated Certificate of Incorporation, or the certificate of incorporation, each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote provided, however, that, except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Company’s certificate of incorporation that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the certificate of incorporation or pursuant to the Delaware General Corporation Law. Holders of common stock are entitled to receive dividends, as may be declared by the Company’s Board of Directors, if any, subject to the preferential dividend rights of the preferred stock. No dividends were declared or paid during the six months ended June 30, 2026 and 2025.

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

All stock options, RSUs and PSUs units were excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact for the three and six months ended June 30, 2026. The following stock options, RSUs and PSUs outstanding at each period end have been excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	11,331,206	9,815,940	11,331,206	9,815,940
Restricted stock units	3,861,106	3,139,802	3,861,106	3,139,802
Performance-based restricted stock units	2,014,019	1,392,632	2,014,019	1,392,632
Total excluded common stock equivalents	17,206,331	14,348,374	17,206,331	14,348,374

9. Commitments and Contingencies

Letter of Credit

Restricted cash equivalents consist of $0.9 million of cash serving as collateral for a letter of credit issued for the Company’s office spaces, and $0.1 million as collateral for a corporate credit card program. As of June 30, 2026 and December 31, 2025, the Company’s restricted cash equivalents balance was $1.0 million on its condensed consolidated balance sheets.

Legal Proceedings

On February 9, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former officers (Shih v. Amylyx Pharmaceuticals, Inc., et al., Case Number 1:24-CV-00988, or the Shih Complaint). Plaintiff filed an amended complaint on June 24, 2024. The Shih Complaint asserts a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and a claim under Section 20(a) against certain current and former officers as alleged controlling persons. The Shih Complaint alleges that defendants made materially false and misleading statements related to the commercial results and prospects for RELYVRIO. The Shih Complaint seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the court deems appropriate. On August 12, 2024, the case was transferred from the U.S. District Court for the Southern District of New York to the U.S. District Court for the District of Massachusetts, or the Court, and assigned docket number 1:24-CV-12068. Following the transfer, on September 6, 2024, defendants moved to dismiss the Shih Complaint. On September 30, 2025, the Court issued an order finding that the majority of the alleged misstatements are inactionable, but ultimately denied the motion to dismiss. The Company filed an answer on October 30, 2025. The parties have reached an agreement in principle to settle the class claims, subject to court approval, for $6.5 million, a significant portion of which was funded by insurance proceeds. On May 19, 2026, the court issued an order preliminarily approving the settlement and scheduled a final settlement approval hearing for September 10, 2026.

In addition to the Shih Complaint, two derivative complaints were filed in the U.S. District Court for the District of Massachusetts on October 2, 2024, Jones v. Cohen, et al., 1:24-cv-12527, and on July 2, 2025, Hassine v. Cohen, et al., 1:25-CV-11879 (together, the Massachusetts Derivative Complaints) against certain current and former director and officer defendants (and naming the company as a nominal defendant). The substantive allegations in the Massachusetts Derivative Complaints mirror those of the Shih Complaint but assert claims for alleged violations of the Exchange Act, breach of fiduciary duty, insider trading, and unjust enrichment (among other common law claims) and seek unspecified damages to be awarded to the Company along with interest, restitution, unspecified corporate governance and internal procedural reforms and improvements, and plaintiff's attorneys' fees and costs.

On July 16, 2025, the parties to both Massachusetts Derivative Complaints moved the Court to consolidate the two actions and stay the consolidated action, which the Court approved on July 22, 2025. On June 12, 2026, following the lifting of the stay, plaintiffs filed an amended complaint. On July 14, 2026, the parties filed a stipulation with the court informing it that they were engaged in the negotiation of as settlement term sheet and seeking an extension to existing deadlines to allow the parties to finalize the term sheet and negotiate a formal settlement agreement, which the court granted on July 15, 2026. In the event that a settlement cannot be reached, Defendants’ deadline to file a motion to dismiss the amended complaint is currently August 13, 2026.

On April 7, 2026, a third derivative complaint was filed in Delaware Court of Chancery against certain current and former directors and officer defendants, naming the Company as nominal defendant, Schweitzer v. Klee, et al., 2026-0459-BWD (the Schweitzer Complaint and, together with the Massachusetts Derivative Complaints, the Derivative Complaints). Like the Massachusetts Complaints, the substantive allegations of the Schweitzer Complaint mirror those of the Shih Complaint and allege breach of fiduciary duty and other common law claims and seeks unspecified damages with interest, costs, and attorneys’ fees, restitution, and certain corporate governance and internal procedural reforms and improvements. The Schweitzer Complaint plaintiff is participating in the above-referenced settlement negotiations to attempt to resolve the Derivative Complaints. To the extent a resolution of the Derivative Complaints cannot be reached, we intend to defend against the Derivative Complaints vigorously. At this time, an estimate of the impact, if any, of the claims made in the Derivative Complaints cannot be made.

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

Purchase Commitments

The Company enters into agreements in the normal course of business with contract manufacturing organizations, or CMOs, for raw material purchases and manufacturing services. As of June 30, 2026, the Company had approximately $35.0 million of remaining unconditional purchase obligations that are expected to be paid through 2028. Of this amount, approximately $13.6 million is expected to be paid within the next 12 months, and approximately $21.5 million is expected to be paid thereafter through 2028.

10. asset aCQUISITIONS and collaboration agreements

Gubra A/S Collaboration and License Agreement

On December 23, 2024, the Company entered into a collaboration and license agreement, or the Gubra Agreement, with Gubra A/S, or Gubra, pursuant to which the parties will perform research and discovery activities for the development of a potential novel long-acting GLP-1 receptor antagonist, under the oversight of a joint research committee. The collaboration provides the Company an exclusive license to develop, manufacture, commercialize and otherwise exploit any development candidate and product(s) arising in the performance of activities under the agreement.

The Company made an immaterial upfront payment in January 2025, which became due upon the effective date of the Gubra Agreement. Since the payment was made for the use of Gubra’s intellectual property and research and development services and there is no alternative use, the Company recorded the upfront payment to research and development expense on the consolidated statements of operations in 2024. Certain milestones were met and paid in the first quarter of 2026, specifically the selection and handover of the development candidate, which provided a milestone payment of $4 million to Gubra. Gubra is eligible to receive an additional $49.5 million upon the achievement of certain development, regulatory and commercial milestones, as well as tiered royalties on future sales from any products that result from the agreement. None of these milestone payments are deemed probable at June 30, 2026 and have not been recognized.

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

The following table reconciles segment revenue and expenses to consolidated net loss for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct research and development expenses by program[1,2]:
Avexitide	$9,358	$7,105	$19,348	$12,531
AMX0035 - PSP	36	7,146	685	11,709
Other programs[3]	4,632	4,759	12,609	8,531
Personnel-related research and development[4]	9,742	8,207	18,737	16,565
Selling, general and administrative	21,925	15,640	38,093	31,324
Interest income	(2,323)	(1,960)	(4,893)	(4,191)
Other segment items[5]	53	546	128	881
Net loss	$(43,423)	$(41,443)	$(84,707)	$(77,350)

1. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. As the Company has one reportable segment, there were no intersegment eliminations for the three and six months ended June 30, 2026 and 2025.

2. Depreciation and amortization expense of less than 0.1 million and $0.1 million during the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.3 million during the three and six months ended June 30, 2025, respectively, are allocated across the significant expense captions.

3. Other programs includes milestone payments totaling $4.0 million made to Gubra following the selection and handover of AMX0318 as a development candidate for PBH and other rare diseases during the six months ended June 30, 2026.

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

LUCIDITY (NCT06747468) is a 78-participant, multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trial evaluating the efficacy and safety of avexitide in participants with PBH following RYGB surgery. The Phase 3 trial is being conducted at 21 sites in the U.S. Participants were randomized 3:2 to receive either 90 mg of avexitide subcutaneously once daily or placebo. The trial includes an up to six-week screening period, including a three-week run-in period, a 16-week double-blind treatment period, and an open-label extension (OLE) period with a duration of 32 weeks. The last participant completed the final trial visit in the 16-week double-blind period of the LUCIDITY trial of avexitide. The primary efficacy objective of LUCIDITY is to evaluate the FDA-agreed-upon primary outcome of reduction in the composite of Level 2 and Level 3 hypoglycemic events through Week 16. Safety and tolerability will also be evaluated. We continue to expect to announce topline data in the third quarter of 2026, and, if approved, a commercial launch in 2027.

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
•
In the Phase 2b, 28-day, open-label, investigator-initiated, crossover trial (n=16), 90 mg once daily and 45 mg twice daily of avexitide met its primary endpoint and significantly reduced rates of hypoglycemic events in participants following a variety of upper gastrointestinal surgeries, including RYGB, sleeve gastrectomy, esophagectomy, Nissen fundoplication, and gastrectomy. Participants in the Phase 2b trial receiving 90 mg once daily of avexitide, the dose we are evaluating in LUCIDITY, saw a statistically significant 53% reduction in Level 2 hypoglycemic events (p=0.004) and a statistically significant 66% reduction in Level 3 hypoglycemic events (p=0.0003). There were no reported serious AEs, and AEs were mostly mild to moderate and resolved without medical treatment. The most common AEs included diarrhea, headache, bloating, and injection site reaction/bruising. No participant withdrew due to AEs. In the Phase 2b trial, 90 mg once daily of avexitide has also demonstrated a favorable pharmacokinetic profile maintaining exposure in the therapeutic range through 24 hours, supporting once daily dosing.

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

In May 2025, we announced positive data from HELIOS at Week 48. Consistent with the HELIOS trial’s previously presented primary efficacy outcome of improvement in pancreatic function (as described above), treatment with AMX0035 through Week 48 demonstrated continued and sustained improvement in pancreatic beta cell function. Treatment with AMX0035 from Week 24 to Week 48 also showed sustained improvements or stabilization in glycemic control, as measured by hemoglobin A1c, or HbA1c, and time in target glucose range assessed by continuous glucose monitoring, as well as visual acuity. All participants with available measurements met the responder criteria, defined as either improvement or no change, on both the Patient Global Impression of Change and Clinician Global Impression of Change at Weeks 24 and 48, indicating stability or improvement in their Wolfram syndrome-related symptoms. Results from qualitative on-study interviews further supported the potential positive impact of AMX0035 on symptom burden. In June 2026, we presented longer-term Week 96 (n=9) data from HELIOS. At Week 96, measures of pancreatic function and glycemic control were stable or improved relative to baseline in most participants. Visual acuity and patient- and clinician-reported outcomes showed patterns consistent with disease stabilization with interpretation limited by the open-label, single-arm design and small sample size.

The safety profile of AMX0035 in HELIOS data at Week 96, Week 48, and Week 24 were generally consistent with prior safety data from the studies of AMX0035. Nearly all AEs were mild or moderate, and there were no serious AEs related to AMX0035 treatment. We continue to work with the FDA on a Phase 3 trial in Wolfram syndrome.

In addition, we are committed to supporting medically and scientifically sound research, including externally-sponsored research conducted with an institution or organization. Breakthrough T1D has provided funding to University of Washington and Amsterdam University Medical Center for a trial investigating AMX0035 as adjunctive therapy for treatment of insulin resistance in type 1 diabetes. We will provide clinical trial supply of AMX0035.

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

In June 2026, we presented Cohort 1 biomarker data at the Annual Meeting of the European Network to Cure ALS. AMX0114 showed no drug-related serious adverse events, or SAEs, and no serious nervous system disorder adverse events, or AEs, in Cohort 1 (lowest dose level 12.5 mg). These safety findings support continued evaluation of AMX0114 at higher dose levels in this multiple ascending dose trial. Biomarker levels, including spectrin breakdown product 145, or SBDP-145, neurofilament light, or NfL, and phosphorylated neurofilament heavy, or pNFH, remained near baseline at Day 145. Cohorts 1 and Cohort 2 (25 mg) are fully enrolled, and Cohort 3 (50 mg) is currently enrolling.

AMX0318 is a novel GLP-1 receptor antagonist for long-acting administration selected as a development candidate for PBH and other rare diseases in January 2026. AMX0318 was selected as a development candidate after demonstrating robust preclinical and chemical properties, including a favorable pharmacokinetic profile that may support long-acting administration, a robust chemical stability profile, strong in vitro potency, evidence of in vivo activity and tolerability, and high solubility. AMX0318 was identified through a research collaboration with Gubra, a company specializing in peptide-based drug discovery and preclinical contract research services. IND-enabling studies for AMX0318 are underway with an IND submission targeted for 2027.

We entered into a second research collaboration with Gubra in July 2026 to identify potential development candidates for a rare endocrine disease of high unmet need.

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $250.8 million and an accumulated deficit of $836.1 million. We believe our existing cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$23,768	$27,217	$(3,449)	(13)%
Selling, general and administrative	21,925	15,640	6,285	40%
Total operating expenses	45,693	42,857	2,836	7%
Loss from operations	(45,693)	(42,857)	(2,836)	7%
Other income, net:
Interest income	2,323	1,960	363	19%
Other expense, net	(53)	(546)	493	(90)%
Total other income, net	2,270	1,414	856	61%
Net loss	$(43,423)	$(41,443)	$(1,980)	5%

* NM - not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Direct research and development expenses by program:
Avexitide	$9,358	$7,105	$2,253	32%
AMX0035 - PSP	36	7,146	(7,110)	(99)%
Other programs	4,632	4,759	(127)	(3)%
Total direct research and development expenses by program	14,026	19,010	(4,984)	(26)%
Payroll and personnel-related	9,742	8,207	1,535	19%
	$23,768	$27,217	$(3,449)	(13)%

* NM - not meaningful

Research and development expenses were $23.8 million for the three months ended June 30, 2026, compared to $27.2 million for the three months ended June 30, 2025. The decrease was primarily due to a $7.1 million decrease in expenses related to AMX0035 for the treatment of PSP after its discontinuation. The decrease was partially offset by a $2.3 million increase in expenses related to the pivotal Phase 3 LUCIDITY clinical trial in PBH and other costs related to avexitide.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.9 million for the three months ended June 30, 2026 compared to $15.6 million for the three months ended June 30, 2025. The increase was primarily due to increases of $5.6 million in consulting and professional services and $1.0 million in payroll and personnel-related costs, including stock-based compensation, partially offset by a decrease of $0.3 million in other expenses. The increase in consulting and professional services was primarily due to increased spend for legal expenses related to the settlement of the February 2024 Shih Complaint, as well as an increase in commercial and marketing activity as we prepare for a potential commercial launch of avexitide, if approved. The increase in payroll and personnel-related costs was primarily due to hiring additional personnel to support our pre-commercialization activities.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$51,379	$49,336	$2,043	4%
Selling, general and administrative	38,093	31,324	6,769	22%
Total operating expenses	89,472	80,660	8,812	11%
Loss from operations	(89,472)	(80,660)	(8,812)	11%
Other income, net:
Interest income	4,893	4,191	702	17%
Other expense, net	(128)	(881)	753	(85)%
Total other income, net	4,765	3,310	1,455	44%
Loss before income taxes	(84,707)	(77,350)	(7,357)	10%
Net loss	$(84,707)	$(77,350)	$(7,357)	10%

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Direct research and development expenses by program:
Avexitide	$19,348	$12,531	$6,817	54%
AMX0035 – PSP	685	11,709	(11,024)	(94)%
Other programs	12,609	8,531	4,078	48%
Total direct research and development expenses by program	32,642	32,771	(129)	(0)%
Payroll and personnel-related	18,737	16,565	2,172	13%
	$51,379	$49,336	$2,043	4%

Research and development expenses were $51.4 million for the six months ended June 30, 2026, compared to $49.3 million for the six months ended June 30, 2025. The increase was primarily due to a $6.8 million increase in expenses related to the pivotal Phase 3 LUCIDITY clinical trial in PBH and other costs related to avexitide, and a $4.1 million increase in expenses related to other programs, including milestone payments totaling $4.0 million made to Gubra following the selection and handover of AMX0318 as a development candidate for PBH and other rare diseases during the six months ended June 30, 2026. The increase was partially offset by a $11.0 million decrease in expenses related to AMX0035 for the treatment of PSP after its discontinuation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $38.1 million for the six months ended June 30, 2026 compared to $31.3 million for the six months ended June 30, 2025. The increase was primarily due to increases of $6.3 million in consulting and professional services and $1.0 million in payroll and personnel-related costs, including stock-based compensation, partially offset by a decrease of $0.5 million in other expenses. The increase in consulting and professional services was primarily due to increased spend for legal expenses related to the settlement of the February 2024 Shih Complaint, as well as an increase in commercial and marketing activity as we prepare for a potential commercial launch of avexitide, if approved. The increase in payroll and personnel-related costs was primarily due to hiring additional personnel to support our pre-commercialization activities.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $250.8 million and an accumulated deficit of $836.1 million. We believe our existing cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Since inception, we have devoted substantially all of our efforts to research and development, pre-commercialization and commercialization activities, including recruiting management and technical staff, raising capital, producing materials for preclinical studies and clinical trials, and building infrastructure to support such activities. As of June 30, 2026, we have funded our operations primarily through public offerings of our common stock, private sales of preferred stock, convertible notes, and through revenue from sales of RELYVRIO and ALBRIOZA in the U.S. and Canada, respectively, between July 2022 and April 2024.

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
•
seek to identify and develop, acquire or in-license additional product candidates or other assets, including through our recent collaboration agreement with Gubra;
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

Cash Flows

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net cash used in operating activities	$(68,306)	$(65,072)	$(3,234)	5%
Net cash used in investing activities	(113,535)	(20,665)	(92,870)	449%
Net cash provided by financing activities	4,696	65,631	(60,935)	(93)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(179)	805	(984)	(122)%
Net decrease in cash, cash equivalents and restricted cash equivalents	$(177,324)	$(19,301)	$(158,023)	819%

Operating Activities

During the six months ended June 30, 2026, operating activities used $68.3 million of cash, primarily resulting from our net loss of $84.7 million, $1.8 million net accretion of discounts on investments, and $0.4 million of net cash used by changes in our operating assets and liabilities, offset by $14.4 million of non-cash stock-based compensation expense and a $4.0 million charge for IPR&D milestones related to the Gubra collaboration.

Net cash used by changes in our operating assets and liabilities primarily consisted of a $3.5 million decrease in accrued expenses and a $0.7 million decrease in operating lease liabilities, offset by a $1.1 million decrease in prepaid expenses and other current assets and a $2.0 million increase in accounts payable.

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

Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $113.5 million, resulting primarily from $200.5 million of purchases of marketable securities and $4.0 million in IPR&D milestone payments related to the Gubra collaboration, offset by $91.0 million of investments that matured.

During the six months ended June 30, 2025, net cash used in investing activities was $20.7 million, resulting primarily from $142.6 million of purchases of marketable securities, offset by $122.0 million of investments that matured.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $4.7 million. This amount consisted of $4.7 million of proceeds from exercises of stock options and vesting of stock awards, net of withholding taxes paid on stock-based awards.

During the six months ended June 30, 2025, net cash provided by financing activities was $65.6 million. This amount consisted primarily of $65.6 million in proceeds from the January 2025 Offering, net of offering costs.

Purchase Commitments

We enter into agreements in the normal course of business with CMOs for raw material purchases and manufacturing services. As of June 30, 2026, our remaining contractual payment obligations under these agreements totaled approximately $35.0 million and are expected to be paid through 2028. Of this amount, approximately $13.6 million is expected to be paid within the next 12 months, and approximately $21.5 million is expected to be paid thereafter through 2028.

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

Our management, with the participation of our principal executive officers and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officers and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 9, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former officers (Shih v. Amylyx Pharmaceuticals, Inc., et al., Case Number 1:24-CV-00988, or the Shih Complaint). Plaintiff filed an amended complaint on June 24, 2024. The Shih Complaint asserts a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and a claim under Section 20(a) against certain current and former officers as alleged controlling persons. The Shih Complaint alleges that defendants made materially false and misleading statements related to the commercial results and prospects for RELYVRIO. The Shih Complaint seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the court deems appropriate. On August 12, 2024, the case was transferred from the U.S. District Court for the Southern District of New York to the U.S. District Court for the District of Massachusetts, or the Court, and assigned docket number 1:24-CV-12068. Following the transfer, on September 6, 2024, defendants moved to dismiss the Shih Complaint. On September 30, 2025, the Court issued an order finding that the majority of the alleged misstatements are inactionable, but ultimately denied the motion to dismiss. The Company filed an answer on October 30, 2025. The parties have reached an agreement in principle to settle the class claims, subject to court approval, for $6.5 million, a significant portion of which was funded by insurance proceeds. On May 19, 2026, the court issued an order preliminarily approving the settlement and scheduled a final settlement approval hearing for September 10, 2026.

In addition to the Shih Complaint, two derivative complaints were filed in the U.S. District Court for the District of Massachusetts on October 2, 2024, Jones v. Cohen, et al., 1:24-cv-12527, and on July 2, 2025, Hassine v. Cohen, et al., 1:25-CV-11879 (together, the Massachusetts Derivative Complaints) against certain current and former director and officer defendants (and naming the company as a nominal defendant). The substantive allegations in the Massachusetts Derivative Complaints mirror those of the Shih Complaint but assert claims for alleged violations of the Exchange Act, breach of fiduciary duty, insider trading, and unjust enrichment (among other common law claims) and seek unspecified damages to be awarded to the Company along with interest, restitution, unspecified corporate governance and internal procedural reforms and improvements, and plaintiff's attorneys' fees and costs.

On July 16, 2025, the parties to both Massachusetts Derivative Complaints moved the Court to consolidate the two actions and stay the consolidated action, which the Court approved on July 22, 2025. On June 12, 2026, following the lifting of the stay, plaintiffs filed an amended complaint. On July 14, 2026, the parties filed a stipulation with the court informing it that they were engaged in the negotiation of as settlement term sheet and seeking an extension to existing deadlines to allow the parties to finalize the term sheet and negotiate a formal settlement agreement, which the court granted on July 15, 2026. In the event that a settlement cannot be reached, Defendants’ deadline to file a motion to dismiss the amended complaint is currently August 13, 2026.

On April 7, 2026, a third derivative complaint was filed in Delaware Court of Chancery against certain current and former directors and officer defendants, naming the Company as nominal defendant Schweitzer v. Klee, et al., 2026-0459-BWD (the Schweitzer Complaint and, together with the Massachusetts Derivative Complaints, the Derivative Complaints). Like the Massachusetts Complaints, the substantive allegations of the Schweitzer Complaint mirror those of the Shih Complaint and allege breach of fiduciary duty and other common law claims and seeks unspecified damages with interest, costs, and attorneys’ fees, restitution, and certain corporate governance and internal procedural reforms and improvements. The Schweitzer Complaint plaintiff is participating in the above-referenced settlement negotiations to attempt to resolve the Derivative Complaints. To the extent a resolution of the Derivative Complaints cannot be reached, we intend to defend against the Derivative Complaints vigorously. At this time, an estimate of the impact, if any, of the claims made in the Derivative Complaints cannot be made.

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
•
The regulatory approval processes of the FDA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our current or future product candidates, our business will be substantially harmed.

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
•
We are currently operating in a period of economic uncertainty, which has been significantly impacted by geopolitical instability, ongoing military conflicts, including the ongoing conflicts between Russia and Ukraine, the U.S. and Iran, and in the Middle East, the evolving regulatory activities and policy changes under the current U.S. government, events related thereto, and changes in inflation and interest rates, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We will continue to incur significant research and development and other expenses related to clinical development and potential approvals for our current and future product candidates, including for avexitide, AMX0035 and AMX0114 in additional indications other than ALS, and for ongoing operations. Since our inception, we have devoted the majority of our financial resources and efforts to research and development, including preclinical studies and our clinical trials, preparation for commercialization and commercialization activities. We invested substantial resources into our product development efforts of AMX0035 and toward the commercialization and approval of AMX0035 as RELYVRIO/ALBRIOZA for ALS. We voluntarily discontinued the marketing authorizations for RELYVRIO/ALBRIOZA for ALS and removed the product from the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial, which failed to meet its prespecified primary and secondary endpoints. Our financial condition and operating results, including our revenues, expenses and net income (loss), have in the past and are likely in the future to fluctuate significantly from quarter to quarter and year to year. For example, we generated revenues of $380.8 million in 2023 as a result of sales of RELYVRIO/ALBRIOZA, but following its withdrawal, we will no longer generate revenues from this product. Accordingly, you should not rely upon the results of any prior quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and may in the future have, an adverse effect on our stockholders’ equity and working capital. As of June 30, 2026, we had an accumulated deficit of $836.1 million.

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
•
the costs of commercialization activities for avexitide and AMX0035, if approved, or for any other product candidate that may receive regulatory approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing sufficient product sales, marketing, distribution and manufacturing capabilities;
•
subject to receipt of regulatory approval on a jurisdiction-by-jurisdiction basis, revenue, if any, received from commercial sales of avexitide and AMX0035 for any approved indications or any other current or future product candidates;
•
the extent to which we in-license, acquire, or acquire rights to other products, product candidates or technologies;
•
our obligations, if any, to pay royalties in connection with the development and commercialization of avexitide or any other products or product candidates we may in-license or acquire;
•
our headcount fluctuation;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and
•
the ongoing costs of operating as a public company.

We cannot be certain that additional funding will be available on acceptable terms, or at all. As a result of the challenges caused by economic uncertainty in domestic and global markets due to geopolitical instability and conflict, including the ongoing conflicts in Ukraine and in the Middle East and the evolving regulatory activities and policy changes under the current U.S. government, the global credit and financial markets have experienced in recent periods significant volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, changes to rates of inflation and interest rates and uncertainty about economic and global stability. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing impossible or more difficult, more costly or more dilutive.

We have no committed source of additional capital and if we are unable to raise additional capital or secure other financing, if needed, in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates or other research and development initiatives. We may need to seek collaborators for avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

We believe our existing cash, cash equivalents and marketable securities as of June 30, 2026, will be sufficient to fund our operations into 2028. However, our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

The rules dealing with U.S. federal, state, local and international income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the OBBBA was signed into law on July 4, 2025 and made significant changes to the U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Internal Revenue Code of 1986, as amended, or the IRC, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that, for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021, and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. The OBBBA also makes significant changes to the Medicaid, Medicare, and Health Insurance Marketplace federal healthcare programs. Changes include new requirements states must meet to maintain federal support for the Medicaid programs, as well as stricter criteria beneficiaries must meet to qualify for and maintain enrollment in federal healthcare programs. The effect of these changes could result in reductions in our patient population and managed care enrollees that we serve across our federal healthcare program lines of business due to, among other things, more stringent eligibility requirements such as the imposition of work or community service requirements, and copayments on many services, limitation of Medicaid eligibility to certain lawfully present individuals, and the effect of immigration enforcement actions which may discourage beneficiaries from applying or reapplying for federal healthcare benefits. These risks could have a material adverse effect on our business, results of operations, financial condition or cash flows.

In addition, Medicaid provider tax reform has been targeted by the current administration to reduce federal Medicaid spending, with such potential reforms including restricting states from using provider taxes to help finance coverage of undocumented immigrants and cutting provider taxes and capping state-directed payments.

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

Our future success depends significantly on our ability to successfully develop, and obtain regulatory approvals for and commercialize, avexitide in PBH and AMX0035 in indications other than ALS, including Wolfram syndrome. Avexitide has been evaluated in five Phase 1 and Phase 2 clinical trials for PBH and has also been studied in congenital HI. In February 2025, we activated the first sites for the pivotal Phase 3 LUCIDITY clinical trial for avexitide in PBH and in April 2025, we announced that the first participant had been dosed. Recruitment and enrollment of LUCIDITY are complete. All participants have been randomized and dosed as of the first quarter of 2026, and we continue to expect topline data in the third quarter of 2026, and if approved, a commercial launch in 2027. We reported positive topline results from the Phase 2 HELIOS trial, an open-label study of AMX0035 in 12 adult participants with Wolfram syndrome. At Week 24, stabilization or improvement was demonstrated across all key clinical measures, including pancreatic function, glycemic control, and vision. Long-term Week 48 data demonstrated that treatment with AMX0035 led to continued sustained stabilization or improvement. At Week 96, measures of pancreatic function and glycemic control were stable or improved relative to baseline in most participants. Visual acuity and patient- and clinician-reported outcomes showed patterns consistent with disease stabilization. Our business success depends heavily on our ability to successfully complete clinical trials for our product candidates. We have completed the IND-enabling studies of AMX0114 in ALS and fully enrolled cohort 1 (n=12) and cohort 2 (n=12) of the Phase 1 LUMINA trial in ALS in September 2025 and March 2026, respectively.

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
•
receipt and maintenance of designations from applicable regulatory authorities, including Breakthrough Therapy Designation for avexitide, Orphan Drug Designation for avexitide and AMX0035, and Fast Track Designation for AMX0114;
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

If the FDA or other comparable foreign regulatory authorities require us to conduct one or more clinical trials to support such a demonstration, such as a factorial study, the design, duration and scope of such clinical trials will be decided upon after further discussions with those agencies and other comparable foreign regulatory authorities. As a result, we are unable to predict with certainty the estimated timing or scope of any future clinical trials of AMX0035 we may be required to conduct to satisfy these requirements governing fixed dose combination products in various jurisdictions. Ongoing third-party data in neurology, specifically within ALS, on our products or other products may influence regulatory decision making, including for fixed-dose combinations.

We have historically concentrated our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen very limited success in product development, and have only recently further expanded upon our existing development efforts in the endocrine and metabolic field, an area in which we have limited experience in drug development.

We have focused our research and development efforts on addressing neurodegenerative diseases and have only in the past two years further expanded upon our existing development efforts in the endocrine and metabolic field with the acquisition of avexitide. This shift in focus resulted in additional costs arising from operating expenses and hiring personnel, challenges with building our expertise in the endocrine and metabolic field, or diversion of management’s attention away from AMX0035. Historically, efforts by pharmaceutical companies in the field of neurodegenerative diseases have experienced limited successes in product development. The development of neurodegenerative therapies presents unique challenges, including an imperfect understanding of the relevant biology, the presence of the blood brain barrier that can restrict the flow of drugs to the brain, a frequent lack of translatability of preclinical study results in subsequent clinical trials and dose selection, and the product candidate having an effect that may be too small to be detected using the outcome measures selected in clinical trials or if the outcomes measured do not reach statistical significance. There are few approved therapeutic options available for patients with ALS and other neurodegenerative disorders. Our future success is highly dependent on the successful development and commercialization of avexitide, AMX0035 and any other current or future product candidates for treating neurodegenerative diseases or for treating endocrine conditions. Developing and commercializing avexitide, AMX0035 and any other current or future product candidates for treatment of neurodegenerative diseases or for treating PBH and congenital HI subjects us to a number of challenges, including ensuring that we have developed or acquired the requisite expertise in these areas, selected the optimal doses, execute appropriate clinical trials to test for efficacy and obtain regulatory approval from the FDA and other comparable foreign regulatory authorities.

The regulatory approval processes of the FDA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our current or future product candidates, our business will be substantially harmed.

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the U.S. or elsewhere without obtaining regulatory approval from the FDA and other comparable foreign regulatory authorities. Regulatory authorities in other jurisdictions may have similar requirements. The time required to obtain approval by the FDA and other comparable foreign regulatory authorities is unpredictable, and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes. In addition, the FDA in any approval needs to determine that there is substantial evidence of effectiveness. This finding can be substantiated based on two adequate and well-controlled studies, or in certain circumstances on a single, large, multicenter, adequate and well-controlled study that is very persuasive or from a single adequate and well-controlled study together with confirmatory evidence. FDA regulations and guidance also allow for greater flexibility and tolerance for uncertainty in the context of rare and fatal diseases. The FDA Commissioner publicly indicated that a single adequate and well-controlled pivotal clinical trial supported by confirmatory evidence would be the FDA’s default standard moving forward for novel products, rather than two such trials; this statement was not a formal agency action, and the scope, implementation and durability of this policy position remain uncertain. In June 2026, the FDA issued revised draft guidance clarifying how sponsors can rely on one scientifically rigorous adequate and well-controlled clinical investigation with confirmatory evidence to satisfy the statutory substantial evidence of effectiveness standard. Further, in July 2026, in response to congressional inquiries, FDA indicated that informal statements, issued through journals or means other than formal notice and comment rule-making, are not reflective of official FDA policy and should not be interpreted as regulatory guidance. FDA retains broad discretion to require additional clinical data for any product candidate, including a second adequate and well-controlled clinical trial.

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

To obtain regulatory approval to commercialize avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that such product candidates are safe and effective in humans. Preclinical and clinical testing are expensive and can take many years to complete, and their outcome is inherently uncertain. The leadership changes at the FDA may compound this uncertainty. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful, which could impact our ability to obtain regulatory approvals for avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates.

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

Regulators, IRBs of the institutions in which clinical trials are being conducted or data monitoring committees may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, we submitted an IND application to the FDA for AMX0114. In connection with the IND application, the FDA restricted AMX0114 dosing to an amount that is lower than our proposed starting dose of 12.5 mg and requested additional information, which resulted in a clinical hold. Toxicology studies showed a greater than 10x safety margin at the starting dose of 12.5 mg based on the no observed adverse effect level determined by independent toxicology firms. In January 2025, we announced that the clinical hold had been lifted. However, there can be no assurance that the FDA or other regulatory authorities will not impose future clinical holds relating to any of our current or future product candidates.

In July 2024, we completed the acquisition of substantially all of the rights, title and interests in, to and under those assets and interests used by Eiger BioPharmaceuticals, Inc., or Eiger, in the development, manufacture and commercialization of avexitide. Negative or inconclusive impressions of the results from earlier clinical trials of avexitide performed by Eiger or any other clinical trial or preclinical studies in animals that we or Eiger have conducted with respect to avexitide, or the results from our earlier clinical trials of AMX0035 for the treatment of ALS or AD, could mandate repeated or additional preclinical studies or clinical trials and could delay marketing approvals or result in changes to or delays in preclinical studies or clinical trials of AMX0035 in other indications. We do not know whether any clinical trials that we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market avexitide, AMX0035 for our intended indications or any future product candidate.

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

Any product candidate we may develop and the activities associated with its development and commercialization, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the U.S. and in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing that product candidate in a given jurisdiction. Although we have invested substantial time and resources to date in pursuit of regulatory approval and toward potential commercialization, we have only received regulatory approval for AMX0035 (RELYVRIO) in the U.S. and marketing authorization with conditions for AMX0035 (ALBRIOZA) in Canada, which products we have since ceased marketing and selling from the market. We have not received any other regulatory approvals to market any current product candidates from regulatory authorities in any jurisdiction, and it is possible that none of the product candidates we may seek to develop in the future will ever obtain regulatory approval. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity, efficacy and potency. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable foreign regulatory authorities. Additionally, certain clinical trials for avexitide, AMX0035, AMX0114 and any other current or future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants. For example, the number of patients suffering from Wolfram syndrome and/or PBH is small and, in some cases, has not been established with precision. If the actual number of patients with these diseases is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Neurodegenerative diseases have particular challenges, including significant mobility issues, morbidities and other complications that have historically made retention in clinical trials more challenging. In the past, we have had discontinuations in our clinical trials, including in our CENTAUR trial and our PHOENIX trial, and their open-label extensions. Discontinuations may occur in current or future trials and could result in delays of completion of our clinical trials and affect our ability to enroll additional patients in our clinical trials and impact the integrity of data from our clinical trials.

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

Any negative results we may report in clinical trials of avexitide, AMX0035, AMX0114, AMX0318 or any future product candidate may also make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. For example, the PHOENIX trial did not meet its primary or secondary endpoints, which may discourage patients from participating in clinical trials of AMX0035 in other indications. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop AMX0035 in Wolfram syndrome and additional indications, avexitide and any other current or future product candidates, or could render further development impossible. Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, whether as a result of public health epidemics and related illness, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common for various aspects of the development activities, such as manufacturing methods and formulation, to be altered along the way in an effort to optimize processes and results. Any such changes could cause avexitide, AMX0035 or any other current or future product candidates to perform differently and affect the results of ongoing clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. For example, in seeking approval of AMX0035 in Europe, we submitted data supporting a different formulation of AMX0035 from the formulation evaluated in the CENTAUR trial. Changes to commercial formulations from those studied clinically could lead regulatory authorities to delay the approval of our marketing applications until we can demonstrate through additional clinical data that there is comparability in the bioavailability of the two different formulations or may require us to revert to the prior formulation evaluated clinically. Should we have to conduct comparability testing to bridge earlier clinical data obtained from product candidates produced under earlier manufacturing methods or formulations with the planned commercial formulation, regulatory authorities may disagree on the interpretation of results from this testing. This could delay completion of clinical trials, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of avexitide, AMX0035 or any other current or future product candidates and jeopardize our ability to commence sales and generate revenue.

Our product candidates require specific shipping, storage, handling and administration, which, in some cases, may require cold-chain logistics and subject our product candidates to risk of loss or damage if failures occur.

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

We are currently, and plan to continue, developing and evaluating avexitide and evaluating AMX0035 in other indications other than ALS, and planning to continue to develop other product candidates. We intend to evaluate internal opportunities from avexitide, AMX0035 or other potential product candidates, and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from neurodegenerative diseases and CNS or other disorders with significant unmet medical needs and limited treatment options. For example, in July 2024, we completed the acquisition of substantially all of the rights, title and interests in, to and under those assets and interests used by Eiger in the development, manufacture and commercialization of avexitide.

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

We are conducting a clinical trial of avexitide in PBH and may conduct others in other indications as well. As a result, we may forgo or delay pursuit of opportunities with other indications that we believe could have had greater commercial potential or likelihood of success. In addition, we are continuing to evaluate plans to explore the use of other product candidates in ALS and additional neurodegenerative diseases. However, we may focus on or pursue one or more of our target indications over other potential indications and product candidates. Such development efforts may not be successful, which would cause us to delay the clinical development and approval of avexitide, AMX0035, AMX0114, AMX0318 and other product candidates. Furthermore, research activities to identify additional indications for avexitide, AMX0035, AMX0114, AMX0318 and other product candidates require substantial technical, financial, and human resources. We may not successfully develop these additional modifications for chemistry-related, stability-related, or other reasons. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for specific indications or formulations of avexitide, AMX0035, AMX0114 or for AMX0318 or other product candidates may not yield any commercially viable products.

Additionally, we may pursue in-licenses or acquisitions of development-stage assets or programs, which entails additional risk to us. For example, in July 2024, we completed the acquisition of substantially all of the rights, title and interests in, to and under those assets and interests used by Eiger in the development, manufacture and commercialization of avexitide, and in December 2024, we entered into a collaboration and license agreement with Gubra, which provides us an exclusive license to develop, manufacture, commercialize and otherwise exploit any development candidate and product(s) arising in the performance of activities under the agreement. Identifying, selecting and acquiring promising product candidates requires substantial technical, financial, and human resources expertise and, once acquired, requires us to devote substantial resources. Efforts to do so may not result in the actual acquisition or license of a particular product candidate, and, if acquired, may results in extensive diligence and preparation efforts, each of which may potentially result in a diversion of our management’s time and the expenditure of our resources with no resulting benefit.

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

Many of our competitors have significantly greater financial resources, established presence in the market and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for therapies and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render avexitide, AMX0035 or any future product candidates obsolete or non-competitive before we can recover development and commercialization expenses. If avexitide or AMX0035 is approved for the indications we are currently pursuing, it could compete with a range of therapeutic treatments that are in development. In addition, our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective or less costly than avexitide, AMX0035 or any future product candidates that we may develop, which could render such product candidates obsolete and noncompetitive.

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

We received Orphan Drug Designation status for AMX0035 for the treatment of patients with Wolfram syndrome in the U.S. in November 2020. Eiger received Orphan Drug Designation status for avexitide for the treatment of hyperinsulinemic hypoglycemia (which includes PBH and congenital HI) in the U.S. in December 2016 and orphan designation for congenital HI in the EU from the European Commission in November 2019. Generally, if a drug with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the other regulatory bodies from approving another marketing authorization application for the same drug in the same approved use or indication for that time period. Another drug may receive marketing approval prior to avexitide or AMX0035. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU may be reduced to six years if, at the end of the fifth year, it is demonstrated that a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. In the EU, during the ten-year period of orphan marketing exclusivity, neither the competent authorities of the EU Member States, the EMA, or the European Commission are permitted to accept applications or grant marketing authorization for similar medicinal products to the authorized orphan product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Legislation has been proposed by the European Commission and is progressing through the EU legislative process that, if adopted, could reduce the ten-year period of orphan marketing exclusivity for certain orphan medicinal products. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA and the EMA can subsequently approve another drug for the same approved use or indication before the expiration of the seven-year (or ten-year in the EU) exclusivity period if the FDA or the EMA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted Orphan Drug Designation to AMX0035 for the treatment of Wolfram syndrome, if we receive approval for AMX0035 for a modified or different indication, our current Orphan Drug Designation may not provide us with exclusivity.

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

Accordingly, in any jurisdiction where we or any future collaborators receive regulatory approval for avexitide, AMX0035 or one or more future product candidates, we, any future collaborators and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

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

We have relied upon, and plan to continue to rely on, third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials and expect to rely on these third parties to conduct clinical trials of any future product candidate that we develop. Any of these third parties may terminate their engagements with us under certain circumstances. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects. Clinical trials involve multiple clinical sites, vendors and other third parties and we are dependent on these vendors to ensure appropriate study conduct, statistical analysis and randomization. Errors or deviations they make in any of these activities could impact the usefulness and interpretability of clinical trial results by regulatory authorities. For example, at the Advisory Committee meeting on March 30, 2022, the FDA noted a number of concerns that, in the FDA’s view, impacted the interpretability of the results from the CENTAUR trial. Clinical trials from time to time have deviations where a protocol or standard operating procedure is not perfectly carried out and where corrective actions are taken. While we may perceive these events as low risk, our perception of risk and appropriate corrective actions may differ from that of the regulators’ view. Deviations from protocols or standard operating procedures during studies could result in negative regulatory opinions and outcomes.

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

We currently engage third-party manufacturers to provide the APIs of avexitide and AMX0035 and for the final drug product formulation of avexitide and AMX0035 that is being or will be used in our clinical trials and for expanded access and commercial supply, as applicable, and we engage separate third parties for the blending and packaging of finished clinical materials. We must be able to demonstrate comparability of drug substance across suppliers along with stability data across suppliers. We currently rely on single manufacturers to supply each of our APIs. Although we believe that there are several potential alternative manufacturers who could manufacture each of the APIs in avexitide and AMX0035, we may incur added costs and delays in identifying and qualifying any such replacement. Moreover, the extent to which rising demand in certain APIs, geopolitical events, global health crises or economic policies, including tariffs, may impact our ability to procure sufficient supplies for the development of avexitide and AMX0035, and any other current or future products and product candidates will depend on whether the economic challenges caused by such events continue to impact the global economy and supply chains, among many other factors. For example, recent increased demand for GLP-1 and other peptide-based therapeutics has, and in the future could continue to, result in increased competition for our suppliers’ and manufacturers’ services and limited capacity, which could limit our access to, and increase our costs for, production and potentially harm our business and results of operations. There is no assurance that we will be able to obtain adequate third-party contract supply and/or manufacturing capacity for future clinical trials and commercialization, and may in the future need to make prioritization decisions about where our supply of peptide-based API will be distributed, which could potentially impact our commercial supply or commercialization efforts. We cannot be sure that single-source suppliers for the raw materials or components used in our product candidates and products will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce our raw materials or components for our intended purpose. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all, to meet the clinical demands, the validation requirements for an NDA filing or the potential commercial demands. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of avexitide, AMX0035 or any other current or future product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of avexitide and AMX0035, and the costs of manufacturing could be prohibitive.

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

We may need to obtain or maintain licenses for active ingredients from third parties to develop and commercialize avexitide, AMX0035 or a future product candidate, which could increase our development costs and delay our ability to commercialize such product candidate.

Should we decide to use API in any of avexitide, AMX0035 or any other current or future product candidates that are proprietary to one or more third parties, we would need to obtain or maintain licenses to those active ingredients from those third parties. If we are unable to gain or continue to access rights to these active ingredients prior to conducting preclinical toxicology studies intended to support clinical trials, we may need to develop alternate product candidates from these programs by either accessing or developing alternate active ingredients, resulting in increased development costs and delays in commercialization of these product candidates. If we are unable to gain or maintain continued access rights to the desired active ingredients on commercially reasonable terms or develop suitable alternate active ingredients, we may not be able to commercialize product candidates from these programs.

Risks Related to Commercialization of avexitide, AMX0035 or Future Product Candidates

The markets for avexitide for PBH, and congenital HI, for AMX0035 for Wolfram syndrome and other neurodegenerative diseases, and for any other product candidates we are currently developing or may in the future develop or acquire may be smaller than we expect.

We have historically focused our research and product development on treatments of neurodegenerative diseases, and we recently expanded into other diseases, many of which are rare diseases with small addressable patient populations. We base our market opportunity estimates on a variety of factors, including our estimates of the number of people who have these diseases, the potential scope of our approved product labels, the subset of people with these diseases who have the potential to benefit from treatment with avexitide, AMX0035 or any other current or future product candidates, various pricing scenarios and our understanding of reimbursement policies for rare diseases in particular countries. These estimates are based on many assumptions and may prove incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. Estimating market opportunities can be particularly challenging for rare indications, such as the ones we currently address, as epidemiological data is often more limited than for more prevalent indications and can require additional assumptions to assess potential patient populations. If we are unable to identify patients and successfully commercialize avexitide, AMX0035 or any other current or future product candidates with attractive market opportunities, our future product revenues may be smaller than anticipated, and our business may suffer.

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

Most recently, the Trump Administration has pursued a multi-pronged most-favored-nation (“MFN”) drug pricing strategy that could materially affect our ability to generate revenue from our product candidates, if approved. This strategy includes the May 12, 2025 Executive Order directing HHS to communicate MFN price targets to manufacturers, resulting in voluntary MFN pricing agreements between the Administration and 17 major manufacturers (committing to Medicaid price parity, MFN pricing on new launches, and participation in TrumpRx.gov in exchange for tariff relief and regulatory benefits); CMS’s proposed mandatory GLOBE (Medicare Part B) and GUARD (Medicare Part D) payment models that would impose incremental rebate obligations on manufacturers of qualifying single-source drugs in specified therapeutic categories, and a voluntary Medicaid MFN model (GENEROUS). Legislative proposals, including the “Most Favored Patient Act” introduced in March 2026, seek to codify these initiatives. It is unclear whether these proposals will survive legal challenge (a prior MFN model was halted by federal courts and rescinded); but, this movement represents an evolving area of uncertainty that could materially adversely affect our pricing strategy and revenue, if our product candidates are approved and achieve commercial scale.

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

Pharmaceutical companies with approved products participate in the Medicaid Drug Rebate Program, the 340B program, the U.S. Department of Veterans Affairs, Federal Supply Schedule, or FSS, pricing program, and the Tricare Retail Pharmacy program, which require disclosing average manufacturer pricing and average sales pricing information. Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by the pharmaceutical company, governmental or regulatory agencies and the courts. Furthermore, regulatory and legislative changes, and judicial rulings relating to these programs and policies (including coverage expansion), have increased and will continue to increase the cost and the complexity of compliance, have been and will continue to be time-consuming to implement, and, once we have approved products, could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation. For example, in the case of our Medicaid pricing data, if a pharmaceutical company becomes aware that its reporting for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, the company is generally obligated to resubmit the corrected data for up to three years after those data originally were due. Once we have approved products, if we are required to submit these corrected data, such restatements increase our costs and could result in an overage or underage in rebate liability for past quarters. Price recalculations also may affect the ceiling price at which a pharmaceutical company is required to offer products under the 340B program and give rise to an obligation to refund entities participating in the 340B program for overcharges during past quarters impacted by a price recalculation.

Civil monetary penalties can be applied if a pharmaceutical company is found to have knowingly submitted any false price or product information to the government, to have made a misrepresentation in the reporting of average sales price, to have failed to submit the required price data on a timely basis, or to have charged 340B covered entities more than the statutorily mandated ceiling price. Additionally, a pharmaceutical company’s agreement to participate in the 340B program or the Medicaid drug rebate agreement could be terminated, in which case federal payments may not be available under Medicaid or Medicare Part D for covered outpatient drugs. Additionally, if a pharmaceutical company overcharges the government in connection with our arrangements with FSS or Tricare Retail Pharmacy, it is required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, are expensive and time-consuming, and, to the extent applied to us once we have approved products, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Further, legislation may be introduced that, if passed, would, among other things, further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting, and any additional future changes to the definition of average manufacturer price or the Medicaid rebate amount could affect a company’s 340B ceiling price calculations and negatively impact the results of operations. Additionally, certain pharmaceutical manufacturers are involved in ongoing litigation regarding contract pharmacy arrangements under the 340B program. The outcome of this and other judicial proceedings on the 340B program and the potential impact on the way in which manufacturers extend discounts to covered entities through contract pharmacies under the 340B program remain uncertain.

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

We currently use artificial intelligence, or AI, in certain aspects of our business through the adoption of commercially available AI tools and platforms. We are not currently developing our own AI technologies, although we may do so in the future. Use of AI technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, artificial intelligence hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.

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

Our commercial success depends in large part on our ability to obtain and maintain intellectual property rights protection through patents, trademarks and trade secrets in the U.S. and other countries with respect to our proprietary product candidates, avexitide, AMX0035, AMX0114, AMX0318, and any future proprietary product candidates. If we do not adequately protect our intellectual property rights, competitors may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business and ability to sustain profitability. To protect our proprietary position, we have filed patent applications and may file other patent applications in the U.S. or abroad related to AMX0035, AMX0114, AMX0318 or any other current or future product candidates that are important to our business; we may also license or purchase patents or patent applications filed by others. With respect to protection of our intellectual property rights in avexitide, our acquisition of that product candidate from Eiger includes acquisition of all of Eiger’s owned and co-owned patents and applications directed to avexitide, as well as assuming Eiger’s licenses to patents and applications directed to avexitide and owned and co-owned by other entities. The patent application process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

If the scope of the patent protection we obtain is not sufficiently broad, we may not be able to prevent others from developing and commercializing technology and products similar or identical to ours. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending owned patent applications that mature into issued patents will include claims with a scope sufficient to protect our proprietary therapeutics or otherwise provide any competitive advantage. Other parties have developed or may develop technologies that may be related or competitive with our approach, and may have filed or may file patent applications and may have been issued or may be issued patents with claims that overlap or conflict with our patent applications, either by claiming the same compounds, formulations or methods or by claiming subject matter that could dominate our patent position. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Furthermore, patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates. In the event that an alternative combination of AMX0035, or TURSO as a single drug product, is developed and approved for use in indications for which we may seek approval and falls outside the scope of our patent claims, the marketability and commercial success of AMX0035 could be materially harmed.

Even if they are unchallenged, our owned patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patents by developing similar or alternative therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapy that provides benefits similar to our product candidate but falls outside the scope of our patent protection or license rights. If the patent protection provided by the patent and patent applications we hold or pursue with respect to avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidate could be negatively affected, which would harm our business.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates by obtaining and defending patents. These risks and uncertainties include the following:

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
•
our competitors, many of whom have substantially greater resources and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use, and sell avexitide, AMX0035, AMX0114, or AMX0318;
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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our product candidates, avexitide, AMX0035, AMX0114, and AMX0318, as well as on successfully defending these patents against potential third-party challenges. Our ability to protect our product candidate from unauthorized making, using, selling, offering to sell or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities.

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
•
we may not successfully commercialize avexitide, AMX0035, AMX0114 or AMX0318 before our relevant patents expire;
•
we may not be the first to make the inventions covered by each of our patents and pending patent applications; or
•
we may not develop additional proprietary technologies or product candidates that are separately patentable.

In addition, to the extent that we are unable to obtain and maintain patent protection for avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates or in the event that such patent protection expires, it may no longer be cost-effective to extend our portfolio by pursuing additional development of a product or product candidate for follow-on indications.

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

In addition, market exclusivities may be available for our product candidates and indications. If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to the invalidity or non-infringement of any patents listed for our products in the Orange Book. If an infringement suit is timely filed by the NDA or patent holder, the FDA cannot finally approve the ANDA for 30 months unless a court decision in favor of the generic manufacturer is issued earlier. Three-year exclusivity is given to a drug if it contains an active moiety that has previously been approved, and the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are determined by the FDA to be essential to the approval of the NDA. This form of data exclusivity is known as New Clinical Investigation, or NCI, exclusivity. If avexitide is approved for future uses and, if AMX0035 is approved for future uses, such as Wolfram syndrome, or if other current and future candidates, such as AMX0114 or AMX0318, are approved with only NCI exclusivity, generic manufacturers may file their ANDAs anytime following approval of avexitide, AMX0035, AMX0114, or AMX0318 and seek to launch their generic products following the expiration of the three year market exclusivity period, even if we still have patent protection for our product.

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

Competition that avexitide, AMX0035, AMX0114, AMX0318 or any future products, if approved, may face from generic versions of such products could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those product candidates.

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

A third party or former employee or collaborator may claim an inventorship or ownership interest in one or more of our or our licensors’ patents or other proprietary or intellectual property rights. A third party could bring legal actions against us and seek monetary damages and/or enjoin clinical testing, manufacturing and marketing of the affected product or products. While we are presently unaware of any claims or assertions by third parties with respect to inventorship or ownership of our patents or other intellectual property, we cannot guarantee that a third party will not assert a claim or an interest in any of such patents or intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates. Further, regardless of the outcome, if we become involved in any litigation, it could consume a substantial portion of our resources, and cause a significant diversion of effort by our technical and management personnel.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidate without infringing the intellectual property and other proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Third parties may have U.S. and non-U.S. issued patents and pending patent applications relating to compounds, methods of manufacturing compounds and/or methods of use for the treatment of the disease indications for which we are developing avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates. If any third-party patents or patent applications are found to cover avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates or their methods of use or manufacture, we may not be free to manufacture or market such product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates, including patent infringement lawsuits in the U.S. or abroad. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the composition, use or manufacture of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates. While we perform periodic searches for relevant patents and patent applications with respect to our proprietary drug candidates, avexitide, AMX0035, AMX0114, AMX0318, we cannot guarantee that any of our patent searches or analyses including, but not limited to, the identification of relevant patents, the scope of patent claims or the expiration of relevant patents are complete or thorough, nor can we be certain that we have identified each and every patent and pending application in the U.S. and abroad that is relevant to or necessary for the commercialization of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates in any jurisdiction. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based on intellectual property rights that exist now or arise in the future. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use or manufacture. The scope of protection afforded by a patent is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidate, product or method either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the U.S., proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources, and we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. If we were required to obtain a license to continue to manufacture or market the affected product, we may be required to pay substantial royalties or grant cross-licenses to our patents. We cannot, however, assure you that any such license will be available on acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights. Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Furthermore, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•
others may be able to make products that are competitive to avexitide, AMX0035, for example a TURSO monotherapy, AMX0114, AMX0318 or any of our future product candidates but that are not covered by the claims of the patents that we own;
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

We consider proprietary trade secrets or confidential know-how and unpatented know-how to be important to our business. We may rely on trade secrets or confidential know-how to protect our technology, especially where patent protection is believed by us to be of limited value. We rely on third parties for research and development work, and expect to rely on third parties for future manufacturing of our proprietary product candidate, avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates. We also expect to collaborate with third parties on the development of avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates. As a result of the aforementioned collaborations, we must, at times, share trade secrets with our collaborators.

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

We are currently operating in a period of economic uncertainty, which has been significantly impacted by geopolitical instability, ongoing military conflicts, including the ongoing conflicts between Russia and Ukraine, the U.S. and Iran, and in the Middle East, the evolving regulatory activities and policy changes under the current U.S. government, events related thereto, and changes in inflation and interest rates, any of which could have a material adverse effect on our business, financial condition and results of operations.

U.S. and global markets have recently been experiencing volatility and disruption caused by economic uncertainty, including as a result of geopolitical instability, ongoing military conflicts, the evolving regulatory activities and economic policies under the current U.S. government, events related thereto, such as changes to candidates or political unrest or otherwise, and high inflation and interest rates. Although the length and impact of the ongoing military conflicts is highly unpredictable, the ongoing conflicts between Russia and Ukraine, the U.S. and Iran, and in the Middle East have led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which contributed to record inflation globally. We are continuing to monitor these events and assess their potential impact on our business, including the impact on the supply chains we rely on for the manufacture of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates.

Although, to date, our business has not been materially impacted by the events described above, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business.

There have been, and may continue to be, significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand in affected markets. There are also current geopolitical tensions with China that may affect our operations. For example, the recently enacted BIOSECURE Act, which, among other things, prohibits U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities. Any additional executive action, legislative action similar to the BIOSECURE Act or potential sanctions with China could materially impact our current or future manufacturing partners and our agreements with them. Supply chain disruptions and delays as a result of any new legislative or executive actions, sanctions, tariff policies or trade restrictions could also negatively impact our cost of materials and production processes. If we are unable to obtain these chemical or biological intermediates in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

The extent and duration of the events described above and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks we face.

Risks Related to Our Common Stock

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, from January 7, 2022, the first day that our stock traded on the Nasdaq Global Select Market, through June 30, 2026, our stock has traded within a range of a high price of $41.93 and a low price of $1.58 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

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
•
general political, geographical, and economic conditions, including the impact of global health crises, historically high inflation, fluctuating interest rates, the ongoing conflicts in Ukraine and the Middle East and the legislative changes under the current U.S. government and accompanying regulatory activities and economic policies; and
•
other events or factors, many of which are beyond our control.

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

Adverse macroeconomic conditions or market volatility resulting from national or global economic developments, political unrest, high inflation, fluctuating interest rates, international tariffs, changes in international trade relationships and military conflicts, such as the ongoing conflicts between Russia and Ukraine, the U.S. and Iran, and in the Middle East, significant changes in U.S. policies and regulatory environment and other factors, could materially and adversely affect our business operations. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. For example, in July 2026, the U.S. imposed tariffs ranging from approximately 10%–12.5% on virtually all imports to the U.S. The U.S. has also imposed significantly higher tariffs applicable to certain imports in select industries, including certain pharmaceuticals. These actions have resulted in other countries imposing additional tariffs on imports from the U.S., and may result in more retaliatory tariffs. Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. While certain tariffs have, in the past, been suspended, modified, temporarily reduced or ruled in excess of the executive branch’s constitutional authority, we cannot predict the results of the U.S. government’s trade negotiations, current efforts to impose tariffs under alternative statutory authorities, or the outcome of any ongoing or future legal challenges to specific tariff policies. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. In addition, any deterioration in the macro-economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. A severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all.

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

Based on the market value of our common stock that was held by non-affiliates as of June 30, 2024, we became an accelerated filer, rather than a large accelerated filer, and we regained smaller reporting company status effective as of December 31, 2024 and have been able to avail ourselves of the reduced disclosure requirements. As a smaller reporting company, we are permitted and will rely on reduced disclosure requirements that are applicable to other public companies that are smaller reporting companies. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide supplemental financial information or risk factors. Despite status effectiveness at December 31, 2024, due to requalification we have been able to rely on these reduced requirements since June 30, 2024. However, based on the market value of our common stock held by our non-affiliates as of June 30, 2026, we will no longer be a smaller reporting company as of January 1, 2027. See “Beginning January 1, 2027, we will no longer qualify as a smaller reporting company, which will increase our costs and demands on management” in this Risk Factors section for additional information.

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

Beginning January 1, 2027, we will no longer qualify as a smaller reporting company, which will increase our costs and demands on management.

Based on the market value of our common stock held by our non-affiliates as of June 30, 2026, we will no longer be a smaller reporting company as of January 1, 2027. However, under the SEC’s transition rules, we will remain eligible to provide scaled disclosure in accordance with exemptions available to smaller reporting companies until our Quarterly Report on Form 10-Q for the quarter ending March 31, 2027, and we will continue to be a “non-accelerated filer” through December 31, 2027. Due to this upcoming transition, we expect to devote significant time and effort to implement and comply with the additional standards, rules and regulations that will apply to us upon losing our smaller reporting company status. Compliance with the additional requirements will also increase our legal, accounting and financial compliance costs.

Upon losing our smaller reporting company status, we will no longer be able to rely on the scaled disclosure requirements and other accommodations available to smaller reporting companies beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2027. This may require us to provide additional disclosures in our periodic reports, including more detailed executive compensation disclosures and additional financial statement information. The transition from smaller reporting company status will require significant resources, including additional personnel, enhanced systems and processes, and increased professional fees for accounting, legal, and compliance services. We will need to implement more comprehensive internal controls and procedures to meet the heightened requirements applicable to larger public companies. Due to the complexity and logistical difficulty of implementing the standards, rules and regulations that apply to non-smaller reporting companies, there is an increased risk that we may be found to be in non-compliance with such standards, rules and regulations or to have significant deficiencies or material weaknesses in our internal controls over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations and financial condition, and could cause a decline in the trading price of our common stock.

A significant portion of our total outstanding shares may be sold into the market, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 27, 2026, we had outstanding 111,423,048 shares of common stock, which may be resold in the public market immediately without restriction, unless held by our affiliates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)

During the three months ended June 30, 2026, no officers or directors of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K of the Exchange Act, except as described below:

•
Gina M. Mazzariello, our Chief Legal Officer and General Counsel, adopted a new Rule 10b5-1 trading plan on April 9, 2026, which is scheduled to expire on December 31, 2026. The aggregate number of shares of our common stock authorized to be sold under this new arrangement is 55,000;
•
James Frates, our Chief Financial Officer, adopted a new Rule 10b5-1 trading plan on April 10, 2026, which is scheduled to expire on January 31, 2027. The aggregate number of shares of our common stock authorized to be sold under this new arrangement is 40,000;
•
George Milne, a member of our board of directors, adopted a new Rule 10b5-1 trading plan on April 28, 2026, which is scheduled to expire on December 31, 2026. The aggregate number of shares of our common stock authorized to be sold under this new arrangement is 100,000;
•
Joshua Cohen, our Co-Chief Executive Officer and a member of our board of directors, adopted a new Rule 10b5-1 trading arrangement on May 11, 2026, which is scheduled to expire on December 31, 2026. The aggregate number of shares of our common stock authorized to be sold under this new arrangement is 100,000; and
•
Justin Klee, our Co-Chief Executive Officer and a member of our board of directors, adopted a new Rule 10b5-1 trading arrangement on May 11, 2026, which is scheduled to expire on December 31, 2026. The aggregate number of shares of our common stock authorized to be sold under this new arrangement is 100,000.

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

AMYLYX PHARMACEUTICALS, INC.

Date: August 6, 2026	By:	/s/ Joshua B. Cohen
Joshua B. Cohen
Co-Chief Executive Officer

	By:	/s/ Justin B. Klee
Justin B. Klee
Co-Chief Executive Officer

	By:	/s/ James M. Frates
James M. Frates
Chief Financial Officer