Form 10-Q
period 2026-09-30
Amylyx Pharmaceuticals, Inc.
filed 2026-11-05
CIK 1658551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 26, 2026, the registrant had 128,562,904 shares of common stock, $0.0001 par value per share, outstanding.

AMYLYX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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
•
the timing, progress and results of our research and development activities, nonclinical studies and clinical trials, including our Phase 1 clinical trial of AMX0114 for the treatment of amyotrophic lateral sclerosis, or ALS, known as the LUMINA trial, our nonclinical research for AMX0318 in PBH and other rare diseases, as well as any other development efforts, nonclinical studies and clinical trials for our current and any future product candidates;
•
our ability to successfully build a commercial enterprise and commercialize and market our product candidates, if approved, and the timing of any commercialization and marketing efforts;
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
our ability to fund our operations;
•
our ability to retain the continued service of our key executives and to identify, hire and retain additional qualified professionals;
•
our ability to successfully complete our ongoing or planned clinical trials of avexitide, AMX0035 and AMX0114, successfully complete our ongoing or planned investigational new drug, or IND, enabling studies of AMX0318, and to advance any other current or future product candidates into, and successfully complete, nonclinical studies and clinical trials;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$240,095	$226,651
Marketable securities	528,037	90,328
Prepaid expenses and other current assets	10,726	6,692
Total current assets	778,858	323,671
Property and equipment, net	191	310
Restricted cash equivalents	997	985
Operating lease right-of-use assets	4,249	5,181
Deposits and other assets	2,500	2,498
Total assets	$786,795	$332,645
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,803	$3,519
Accrued expenses	23,313	17,910
Operating lease liabilities, current portion	932	1,259
Total current liabilities	29,048	22,688
Operating lease liabilities, net of current portion	4,011	4,698
Total liabilities	33,059	27,386
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 128,544,202 and 109,884,502 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	13	11
Additional paid-in capital	1,635,525	1,056,271
Accumulated deficit	(881,623)	(751,427)
Accumulated other comprehensive income	(179)	404
Total stockholders’ equity	753,736	305,259
Total liabilities and stockholders’ equity	$786,795	$332,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$28,350	$19,855	$79,729	$69,191
Selling, general and administrative	21,308	16,172	59,400	47,495
Total operating expenses	49,658	36,027	139,129	116,686
Loss from operations	(49,658)	(36,027)	(139,129)	(116,686)
Other income, net:
Interest income	4,183	1,821	9,075	6,012
Other expense, net	(14)	(180)	(142)	(1,062)
Total other income, net	4,169	1,641	8,933	4,950
Net loss	$(45,489)	$(34,386)	$(130,196)	$(111,736)

Net loss per share — basic and diluted	$(0.38)	$(0.37)	$(1.15)	$(1.25)
Weighted-average shares used in computing net loss per share — basic and diluted	118,944,774	93,332,930	113,599,040	89,417,505

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(45,489)	$(34,386)	$(130,196)	$(111,736)
Other comprehensive (loss) income
Foreign currency translation (loss) gain	(38)	176	(197)	1,051
Net unrealized (loss) gain on available-for-sale securities	(161)	89	(386)	(144)
Other comprehensive (loss) income	(199)	265	(583)	907
Comprehensive loss	$(45,688)	$(34,121)	$(130,779)	$(110,829)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2025	109,884,502	$11	$1,056,271	$404	$(751,427)	$305,259
Issuance of common stock upon exercise of stock options	465,661	—	3,230	—	—	3,230
Issuance of common stock upon vesting of RSUs	676,314	—	—	—	—	—
Stock-based compensation expense	—	—	6,120	—	—	6,120
Other comprehensive loss	—	—	—	(164)	—	(164)
Net loss	—	—	—	—	(41,284)	(41,284)
Balance as of March 31, 2026	111,026,477	$11	$1,065,621	$240	$(792,711)	$273,161
Issuance of common stock upon exercise of stock options	256,272	—	1,332	—	—	1,332
Issuance of common stock upon vesting of RSUs	85,534	—	—	—	—	—
Stock-based compensation expense	—	—	8,318	—	—	8,318
Other comprehensive loss	—	—	—	(221)	—	(221)
Net loss	—	—	—	—	(43,423)	(43,423)
Balance as of June 30, 2026	111,368,283	$11	$1,075,271	$19	$(836,134)	$239,167
Issuance of common stock upon financing, net of issuance costs	16,203,500	2	$544,567	$—	$—	544,569
Issuance of common stock upon exercise of stock options	519,914	—	5,316	—	—	5,316
Issuance of common stock upon vesting of RSUs and PSUs	452,505	—	—	—	—	—
Stock-based compensation expense	—	—	10,371	—	—	10,371
Other comprehensive income	—	—	—	(198)	—	(198)
Net loss	—	—	—	—	(45,489)	(45,489)
Balance as of September 30, 2026	128,544,202	$13	$1,635,525	$(179)	$(881,623)	$753,736

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	68,629,738	$7	$771,542	$(92)	$(606,692)	$164,765
Issuance of common stock upon financing, net of issuance costs	19,714,285	2	65,575	—	—	65,577
Issuance of common stock upon exercise of stock options	36,310	—	57	—	—	57
Issuance of common stock upon vesting of RSUs	700,488	—	—	—	—	—
Stock-based compensation expense	—	—	6,833	—	—	6,833
Other comprehensive income	—	—	—	92	—	92
Net loss	—	—	—	—	(35,907)	(35,907)
Balance as of March 31, 2025	89,080,821	$9	$844,007	$—	$(642,599)	$201,417
Issuance of common stock upon exercise of stock options	855	—	2	—	—	2
Issuance of common stock upon vesting of RSUs	74,674	—	—	—	—	—
Stock-based compensation expense	—	—	7,350	—	—	7,350
Other comprehensive income	—	—	—	551	—	551
Net loss	—	—	—	—	(41,443)	(41,443)
Balance as of June 30, 2025	89,156,350	$9	$851,359	$551	$(684,042)	$167,877
Issuance of common stock upon financing, net of issuance costs	20,125,000	2	190,735	—	—	190,737
Issuance of common stock upon exercise of stock options	95,787	—	428	—	—	428
Issuance of common stock upon vesting of RSUs	389,245	—	—	—	—	—
Stock-based compensation expense	—	—	7,076	—	—	7,076
Other comprehensive income	—	—	—	264	—	264
Net loss	—	—	—	—	(34,386)	(34,386)
Balance as of September 30, 2025	109,766,382	$11	$1,049,598	$815	$(718,428)	$331,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows used in operating activities:
Net loss	$(130,196)	$(111,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	24,809	21,259
Depreciation expense	174	417
Accretion of investment discounts, net	(2,937)	(4,469)
Charge for in-process research and development ("IPR&D") milestones	4,000	—
Other non-cash items	75	264
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,041)	3,635
Operating lease right-of-use assets	932	1,435
Deposits and other assets	(2)	24
Accounts payable	1,284	305
Accrued expenses	4,936	(5,389)
Operating lease liabilities	(1,014)	(1,185)
Net cash used in operating activities	(101,980)	(95,440)
Cash flows used in investing activities:
Purchases of property and equipment	(55)	(52)
Milestone payments related to IPR&D	(4,000)	—
Purchases of marketable securities	(603,985)	(201,377)
Proceeds from maturities of marketable securities	168,840	186,000
Net cash used in investing activities	(439,200)	(15,429)
Cash flows provided by financing activities:
Proceeds from financings, net of issuance costs	544,614	256,688
Proceeds from exercise of stock options and RSUs vesting	20,837	3,701
Withholding taxes paid on stock-based awards	(10,597)	(3,152)
Net cash provided by financing activities	554,854	257,237
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(218)	956
Net decrease in cash, cash equivalents and restricted cash equivalents	13,456	147,324
Cash, cash equivalents and restricted cash equivalents, beginning of period	227,636	78,837
Cash, cash equivalents and restricted cash equivalents, end of period	$241,092	$226,161
Reconciliation of cash, cash equivalents and restricted cash equivalents:
Cash and cash equivalents	$240,095	$225,178
Restricted cash equivalents	997	983
Total cash, cash equivalents and restricted cash equivalents:	$241,092	$226,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMYLYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business

Amylyx Pharmaceuticals, Inc., together with its wholly-owned subsidiaries, known as Amylyx or the Company, is a pre-commercial pharmaceutical company with a mission to develop novel therapies for communities with high unmet medical needs. The Company has nonclinical and clinical development programs underway in endocrine conditions and neurodegenerative diseases. The Company is currently developing four investigational therapies for potential impact across several diseases: avexitide in PBH, AMX0318 in PBH and other rare diseases, AMX0035 in Wolfram syndrome, and AMX0114 in ALS.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, the outcome of nonclinical studies and clinical trials, potential difficulties with or delays in timing with respect to regulatory approval processes, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, ability to secure additional capital to fund operations, and risks associated with the economic challenges caused by economic uncertainty in various global markets caused by geopolitical instability and conflict. The Company and its contractors may also experience disruptions in supply of its products, if approved, or its current or future product candidates and other items that are essential for its research, development, and commercialization activities.

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

3. MARKETABLE SECURITIES

The Company has classified all of its marketable securities at September 30, 2026 as “available-for-sale”. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, those marketable securities with contractual maturities greater than one year from the date of purchase are classified as current assets on the accompanying balance sheets. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included as a separate component of other accumulated comprehensive loss. There were no realized gains or losses recognized during the three and nine months ended September 30, 2026 and 2025.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific identification method. The Company includes interest and dividends on securities classified as available-for-sale in interest income. Accrued interest receivable relating to the Company’s available-for-sale securities is presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, and amounted to $2.9 million and $0.1 million at September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026, there were no securities in an unrealized loss position for greater than 12 months. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of September 30, 2026. The contractual maturities of the Company's available-for-sale marketable securities range from less than one year to three years.

Marketable securities, which are classified as available-for-sale, consisted of the following (in thousands):

Balance at September 30, 2026:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury bills	$90,591	$—	$(6)	$90,585
Treasury notes	431,822	28	(353)	431,497
Commercial paper	5,958	—	(3)	5,955
Corporate debt securities	—	—	—	—
Agency bonds	—	—	—	—
Total marketable securities	$528,371	$28	$(362)	$528,037

Balance at December 31, 2025:	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Treasury bills	$90,288	$40	$—	$90,328
Total marketable securities	$90,288	$40	$—	$90,328

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued external research and development	$11,038	$5,355
Accrued employee compensation and benefits	9,458	10,055
Accrued consulting and other professional fees	2,332	1,855
Other accrued expenses	485	645
Total accrued expenses	$23,313	$17,910

5. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$218,423	$—	$—	$218,423
Restricted cash equivalents	997	—	—	997
Marketable securities:
Treasury bills	90,585	—	—	90,585
Treasury notes	431,497	—	—	431,497
Commercial paper	—	5,955	—	5,955
Total marketable securities	522,082	5,955	—	528,037
Total financial assets	$741,502	$5,955	$—	$747,457

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$207,599	$—	$—	$207,599
Restricted cash equivalents	985	—	—	985
Treasury bills	90,328	—	—	90,328
Total financial assets	$298,912	$—	$—	$298,912

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

6. Stock-BASED COMPENSATION

Stock Incentive Plan

General Option Information

A summary of option activity for the nine months ended September 30, 2026 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	9,407,851	$11.93	7.2	$42,967
Granted	2,973,500	$14.54
Exercised	(1,241,847)	$7.95		$16,751
Cancelled or forfeited	(244,654)	$11.75
Outstanding at September 30, 2026	10,894,850	$13.10	7.5	$177,943
Options exercisable as of September 30, 2026	5,640,642	$14.91	6.4	$83,089
Options unvested as of September 30, 2026	5,254,208	$11.16	8.8	$94,854
Weighted average grant-date fair value of options granted during the period	$12.14

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $16.8 million and $0.9 million, respectively.

The total fair value of stock options vested during the nine months ended September 30, 2026 and 2025 was $10.6 million and $14.6 million, respectively.

Restricted Stock Unit Activity

A summary of restricted stock unit, or RSU, activity for the nine months ended September 30, 2026 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	2,725,084	$8.12
Granted	2,205,327	$14.61
Vested	(782,584)	$10.16
Forfeited	(283,607)	$8.54
Nonvested as of September 30, 2026	3,864,220	$11.38

Performance-Based Restricted Stock Unit Activity

In 2025, the Company granted performance-based restricted stock units, or PSUs, whereby vesting depends upon the occurrence of certain milestone events, or the 2025 PSUs. When the achievement of milestone events, which include certain clinical milestones related to avexitide for the treatment of PBH, becomes probable, compensation expense will be recognized from the grant date over the requisite service period and a cumulative catch-up adjustment will be recorded to reflect the portion of the employees’ requisite service that has been provided to date. During the three months ended September 30, 2026, the Company recognized $1.7 million of stock-based compensation expense related to a performance condition that was achieved during the period. None of the remaining performance conditions had been deemed probable of being achieved and therefore no additional expense was recognized during the period.

A summary of PSU activity for the nine months ended September 30, 2026, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	2,089,494	$6.01
Granted	50,000	$20.17
Vested	(431,769)	$4.00
Forfeited	(155,318)	$7.44
Nonvested as of September 30, 2026	1,552,407	$6.88

Summary of Stock-Based Compensation Expense

Stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$3,205	$1,627	$7,432	$5,409
Selling, general and administrative	7,166	5,449	17,377	15,850
Total stock-based compensation expense	$10,371	$7,076	$24,809	$21,259

The following table summarizes unrecognized stock-based compensation expense as of September 30, 2026, by type of awards (in thousands), and the weighted-average period over which that expense is expected to be recognized (in years). The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	September 30, 2026
	Unrecognized Expense	Weighted-average Recognition Period
Stock options	$39,981	2.84
Restricted stock units	$35,713	3.05
Performance-based restricted stock units	$10,681	—

7. STOCKHOLDERS’ EQUITY

Common Stock

Under the Company’s Fourth Amended and Restated Certificate of Incorporation, or the certificate of incorporation, each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote provided, however, that, except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Company’s certificate of incorporation that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the certificate of incorporation or pursuant to the Delaware General Corporation Law. Holders of common stock are entitled to receive dividends, as may be declared by the Company’s Board of Directors, if any, subject to the preferential dividend rights of the preferred stock. No dividends were declared or paid during the nine months ended September 30, 2026 and 2025.

Offering

On August 19, 2026, the Company entered into an underwriting agreement with Leerink Partners LLC, Morgan Stanley & Co. LLC, Guggenheim Securities, LLC and LifeSci Capital LLC, as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 16,203,500 shares of the Company’s common stock at a price to the public of $35.50 per share, including the exercise in full by the underwriters of their option to purchase an additional 2,113,500 shares of common stock, or the Offering. The net proceeds from the Offering were approximately $544.6 million, after deducting underwriting discounts and commissions and offering expenses.

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

All stock options, RSUs and PSUs units were excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact for the three and nine months ended September 30, 2026. The following stock options, RSUs and PSUs outstanding at each period end have been excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase common stock	10,894,850	9,598,962	10,894,850	9,598,962
Restricted stock units	3,864,220	2,758,695	3,864,220	2,758,695
Performance-based restricted stock units	1,552,407	2,089,494	1,552,407	2,089,494
Total excluded common stock equivalents	16,311,477	14,447,151	16,311,477	14,447,151

9. Commitments and Contingencies

Letter of Credit

Restricted cash equivalents consist of $0.9 million of cash serving as collateral for a letter of credit issued for the Company’s office spaces, and $0.1 million as collateral for a corporate credit card program. As of September 30, 2026 and December 31, 2025, the Company’s restricted cash equivalents balance was $1.0 million on its condensed consolidated balance sheets.

Legal Proceedings

On February 9, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former officers (Shih v. Amylyx Pharmaceuticals, Inc., et al., Case Number 1:24-CV-00988, or the Shih Complaint). Plaintiff filed an amended complaint on June 24, 2024. The Shih Complaint asserted a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and a claim under Section 20(a) against certain current and former officers as alleged controlling persons. The Shih Complaint alleged that defendants made materially false and misleading statements related to the commercial results and prospects for RELYVRIO. The Shih Complaint sought unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the court deems appropriate. On August 12, 2024, the case was transferred from the U.S. District Court for the Southern District of New York to the U.S. District Court for the District of Massachusetts, or the Court, and assigned docket number 1:24-CV-12068. Following the transfer, on September 6, 2024, defendants moved to dismiss the Shih Complaint. On September 30, 2025, the Court issued an order finding that the majority of the alleged misstatements were inactionable, but ultimately denied the motion to dismiss. The Company filed an answer on October 30, 2025. The parties reached an agreement to settle the class claims, subject to court approval, for $6.5 million, a significant portion of which was funded by insurance proceeds. On September 10, 2026, the Court entered a final order and judgment approving the settlement and dismissing the lawsuit with prejudice as to all defendants.

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

On July 16, 2025, the parties to both Massachusetts Derivative Complaints moved the Court to consolidate the two actions and stay the consolidated action, which the Court approved on July 22, 2025. On June 12, 2026, following the lifting of the stay, plaintiffs filed an amended complaint. On July 14, 2026, the parties filed a stipulation with the Court informing it that they were engaged in the negotiation of as settlement term sheet and seeking an extension to existing deadlines to allow the parties to finalize the term sheet and negotiate a formal settlement agreement, which the court granted on July 15, 2026. On August 13, 2026, the parties filed a stipulation with the Court, informing it that they had executed a settlement term sheet and were working to finalize a settlement agreement. The parties’ stipulation requested adjournment of the defendants’ deadline to respond to the complaint and agreed to submit a joint status report on September 14, 2026, which the Court granted on August 14, 2026. The parties have since submitted joint status reports to the Court on September 14 and October 16, 2026, stating that they are continuing to negotiate a settlement agreement and will file a joint status report with the Court on November 16, 2026, if the Plaintiffs have not moved for preliminary approval of the settlement by that date.

On April 7, 2026, a third derivative complaint was filed in Delaware Court of Chancery against certain current and former directors and officer defendants, naming the Company as nominal defendant, Schweitzer v. Klee, et al., 2026-0459-BWD (the Schweitzer Complaint and, together with the Massachusetts Derivative Complaints, the Derivative Complaints). Like the Massachusetts Complaints, the substantive allegations of the Schweitzer Complaint mirror those of the Shih Complaint and allege breach of fiduciary duty and other common law claims and seeks unspecified damages with interest, costs, and attorneys’ fees, restitution, and certain corporate governance and internal procedural reforms and improvements. The Schweitzer Complaint plaintiff is participating in the above-referenced settlement negotiations to attempt to resolve the Derivative Complaints, and the case is currently stayed by a court order dated August 20, 2026. To the extent a resolution of the Derivative Complaints cannot be reached, we intend to defend against the Derivative Complaints vigorously. At this time, an estimate of the impact, if any, of the claims made in the Derivative Complaints cannot be made.

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

Purchase Commitments

The Company enters into agreements in the normal course of business with contract manufacturing organizations, or CMOs, for raw material purchases and manufacturing services. As of September 30, 2026, the Company had approximately $30.0 million of remaining unconditional purchase obligations that are expected to be paid through 2028. Of this amount, approximately $18.8 million is expected to be paid within the next 12 months, and approximately $11.3 million is expected to be paid thereafter through 2028.

10. asset aCQUISITIONS and collaboration agreements

Gubra A/S Collaboration and License Agreement

In December 2024, the Company entered into a collaboration and license agreement, or the Gubra Agreement, with Gubra A/S, or Gubra, pursuant to which the parties will perform research and discovery activities for the development of a potential novel long-acting GLP-1 receptor antagonist, under the oversight of a joint research committee. The collaboration provides the Company with an exclusive license to develop, manufacture, commercialize and otherwise exploit any development candidate and product(s) arising in the performance of activities under the agreement.

The Company made an immaterial upfront payment in January 2025, which became due upon the effective date of the Gubra Agreement. Given the payment was made for the use of Gubra’s intellectual property and research and development services and there is no alternative use, the Company recorded the upfront payment to research and development expense on the consolidated statements of operations in 2024. Certain milestones were met and paid in the first quarter of 2026, specifically the selection and handover of the development candidate, which provided a milestone payment of $4.0 million to Gubra. Gubra is eligible to receive an additional $49.5 million upon the achievement of certain development, regulatory and commercial milestones, as well as tiered royalties on future sales from any products that result from the First Gubra Agreement. None of these milestone payments are deemed probable at September 30, 2026 and have not been recognized.

In July 2026, the Company entered into a second collaboration and license agreement, or the Second Gubra Agreement, with Gubra, pursuant to which the parties will perform research and discovery activities to identify potential development candidates for a rare endocrine disease, under the oversight of a joint steering committee. The collaboration provides the Company an exclusive license to develop, manufacture, commercialize and otherwise exploit any development candidate and product(s) arising in the performance of activities under the Second Gubra Agreement.

The Company made an immaterial upfront payment in August 2026, which became due upon the effective date of the Second Gubra Agreement. Given the payment was made for the use of Gubra’s intellectual property and research and development services and there is no alternative use, the Company recorded the upfront payment to research and development expense on the consolidated statements of operations during the current period. Gubra is eligible to receive additional payments upon the achievement of certain development, regulatory and commercial milestones, as well as tiered royalties on future sales from any products that result from the agreement. None of these milestone payments are deemed probable at September 30, 2026 and have not been recognized. The Company has also agreed to make quarterly payments to fund Gubra’s ongoing research activities, which are not expected to be material.

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

The following table reconciles segment revenue and expenses to consolidated net loss for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct research and development expenses by program[1,2]:
Avexitide	$10,661	$4,886	$30,009	$17,417
AMX0035 - PSP	(425)	2,995	260	14,704
Other programs[3]	7,373	4,033	19,983	12,564
Personnel-related research and development[4]	10,741	7,941	29,477	24,506
Selling, general and administrative	21,308	16,172	59,400	47,495
Interest income	(4,183)	(1,821)	(9,075)	(6,012)
Other segment items[5]	14	180	142	1,062
Net loss	$(45,489)	$(34,386)	$(130,196)	$(111,736)

1. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. As the Company has one reportable segment, there were no intersegment eliminations for the three and nine months ended September 30, 2026 and 2025.

2. Depreciation and amortization expense of less than 0.1 million and $0.2 million during the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.4 million during the three and nine months ended September 30, 2025, respectively, are allocated across the significant expense captions.

3. Other programs includes milestone payments totaling $4.0 million made to Gubra following the selection and handover of AMX0318 as a development candidate for PBH and other rare diseases during the nine months ended September 30, 2026.

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

Overview

We are a pre-commercial pharmaceutical company with a mission to develop and advance novel therapies for communities with high unmet medical needs. We have nonclinical and clinical development programs underway in endocrine conditions and neurodegenerative diseases. We are advancing a pipeline in which we have matched investigational therapies with diseases for which we believe these therapies can make the greatest impact, based on well-defined mechanistic rationales, clear clinical outcomes and biomarkers, and rigorous nonclinical data, agnostic of modality. We are currently developing four investigational therapies for potential impact across several diseases: avexitide in PBH, AMX0318 in PBH and other rare diseases, AMX0035 in Wolfram syndrome, and AMX0114 in ALS.

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

LUCIDITY (NCT06747468) was a 78-participant, multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trial evaluating the efficacy and safety of avexitide in participants with PBH following RYGB surgery. The primary objective of LUCIDITY was to evaluate the prespecified primary outcome of reduction in the composite of Level 2 and Level 3 hypoglycemic events through Week 16. Safety and tolerability were also evaluated.

On August 18, 2026, we announced positive topline results from LUCIDITY. Participants were randomized 3:2 to receive either 90 mg avexitide subcutaneously once daily or placebo. LUCIDITY met the prespecified primary endpoint demonstrating a 55% reduction in the composite rate of Level 2 and Level 3 hypoglycemic events compared to placebo (p=0.000003). In addition, LUCIDITY met all secondary endpoints demonstrating consistent, highly statistically significant, and clinically meaningful reductions in Level 2 hypoglycemic events by self-monitoring of blood glucose, or SMBG, Level 2 hypoglycemic events by continuous glucose monitoring, or CGM, and Level 3 hypoglycemic events. Avexitide was generally well-tolerated through the double-blind study period with a consistent and favorable safety profile replicated across all six PBH clinical trials completed to date. The majority of adverse events in LUCIDITY were mild to moderate, and there were no serious adverse events related to avexitide treatment. The most common adverse events were diarrhea, injection site erythema, and injection site bruising. There were no changes in body weight observed in either the avexitide or placebo groups over the 16-week, double-blind period of the LUCIDITY trial.

We plan to submit a New Drug Application, or NDA, for avexitide to the FDA by the end of 2026. The FDA previously granted avexitide Breakthrough Therapy Designation for PBH. LUCIDITY’s 32-week open label extension remains ongoing. The avexitide expanded access program that was announced in May 2026 also remains ongoing. We anticipate a commercial launch in 2027, if approved.

LUCIDITY was informed by data from five clinical trials of avexitide in people with PBH showing consistent, statistically significant, dose-dependent effects across studies.

In congenital HI, we are actively engaging in discussions with the broader congenital HI community to develop a path forward.

AMX0318 is a novel GLP-1 receptor antagonist for long-acting administration selected as a development candidate for PBH and other rare diseases in January 2026. AMX0318 was selected as a development candidate after demonstrating robust nonclinical and chemical properties, including a favorable pharmacokinetic profile that may support long-acting administration, a robust chemical stability profile, strong in vitro potency, evidence of in vivo activity and tolerability, and high solubility. AMX0318 was identified through a research collaboration with Gubra, a company specializing in peptide-based drug discovery and nonclinical contract research services. IND-enabling studies for AMX0318 are underway with an IND submission targeted for 2027.

We entered into a second research collaboration with Gubra in July 2026 to identify potential development candidates for a rare endocrine disease of high unmet need.

In addition, we are advancing AMX0035, an oral, fixed-dose combination of sodium phenylbutyrate and taurursodiol in Wolfram syndrome and AMX0114 in ALS.

AMX0035 is designed to slow or mitigate neurodegeneration by targeting endoplasmic reticulum, or ER stress, and mitochondrial dysfunction, two connected central pathways that lead to cell death and neurodegeneration. We are investigating AMX0035 in Wolfram syndrome, a neurodegenerative disease where ER stress and mitochondrial dysfunction are implicated. The FDA and European Medicines Agency, or EMA, previously granted AMX0035 Orphan Drug Designation for Wolfram Syndrome.

Wolfram syndrome is a rare, monogenic, progressive neurodegenerative disorder that progressively impacts multiple organs and systems and is characterized by childhood-onset diabetes mellitus, optic nerve atrophy, and neurodegeneration. Wolfram syndrome is most commonly caused by pathogenic variants in Wolfram syndrome type 1 gene, or WFS1. Because of the clear link between WFS1 mutations and ER stress, Wolfram syndrome is considered a prototypical ER stress disorder. Wolfram syndrome affects approximately 3,000 people living in the U.S., and there are currently no FDA-approved treatment options.

In October 2024, we announced positive topline data from the Phase 2 open-label HELIOS (NCT05676034) clinical trial of AMX0035 in 12 adults living with Wolfram syndrome. HELIOS is a single-site, single-arm, open-label, proof of biology, Phase 2 trial designed to study the effect of AMX0035 on safety and tolerability, and various measures of endocrinological, neurological, and ophthalmologic function in adult participants living with Wolfram syndrome. At Week 24, treatment with AMX0035 resulted in improvement in pancreatic beta cell function, as measured by C-peptide response, the study’s primary efficacy endpoint,. with improvements or stabilization observed across all secondary endpoints, including hemoglobin A1c (HbA1c), time in target glucose range assessed by continuous glucose monitoring, and visual acuity. Longer term data through Week 48 demonstrated continued improvement in pancreatic beta cell function and sustained improvements or stabilization in glycemic control, and visual acuity. All participants with available measurements met the responder criteria, defined as either improvement or no change, on both the Patient Global Impression of Change and Clinician Global Impression of Change at Weeks 24 and 48, indicating stability or improvement in their Wolfram syndrome-related symptoms. Results from qualitative on-study interviews further supported the potential positive impact of AMX0035 on symptom burden. In June 2026, we presented longer-term Week 96 (n=9) data from HELIOS. At Week 96, measures of pancreatic function and glycemic control were stable or improved relative to baseline in most participants. Visual acuity and patient- and clinician-reported outcomes showed patterns consistent with disease stabilization with interpretation limited by the open-label, single-arm design and small sample size.

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

In nonclinical studies, treatment with AMX0114 resulted in potent, dose-dependent, and durable reduction in CAPN2 mRNA and calpain-2 protein levels in disease-relevant cell models of axonal degeneration. This translated to improved neuronal survival and reductions in extracellular neurofilament light chain, or NfL levels, a broadly researched biomarker for axonal degeneration in ALS, across multiple disease models and paradigms of neuronal injury. AMX0114 was generally well-tolerated in in vivo nonclinical safety studies.

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

In June 2026, we presented Cohort 1 biomarker data at the Annual Meeting of the European Network to Cure ALS. AMX0114 showed no drug-related serious adverse events, or SAEs, and no serious nervous system disorder adverse events, or AEs, in Cohort 1 (lowest dose level 12.5 mg). These safety findings support continued evaluation of AMX0114 at higher dose levels in this multiple ascending dose trial. Biomarker levels, including spectrin breakdown product 145, or SBDP-145, neurofilament light, or NfL, and phosphorylated neurofilament heavy, or pNFH, remained near baseline at Day 145. Cohort 1, Cohort 2 (25 mg) and Cohort 3 (50 mg) are fully enrolled and Cohort 4 (100 mg) recently began enrolling.

Other Developments

In July 2026, we entered into a second research collaboration with Gubra to identify potential development candidates for a rare endocrine disease.

In August 2026, we entered into an underwriting agreement, or the Underwriting Agreement, with Leerink Partners LLC, Morgan Stanley & Co. LLC, Guggenheim Securities, LLC and LifeSci Capital LLC, as representatives of the several underwriters named therein, or the Underwriters, relating to the issuance and sale of an aggregate of 16,203,500 shares of our common stock at a price to the public of $35.50 per share, including the exercise in full by the underwriters of their option to purchase an additional 2,113,500 shares of common stock, or the Offering. The net proceeds from this Offering were approximately $544.6 million, after deducting underwriting discounts and commissions and offering expenses.

In September 2026, we entered into a Commercial Manufacturing and Supply Agreement, or the Bachem Manufacturing Agreement, with Bachem Americas, Inc., or Bachem, pursuant to which Bachem will manufacture and supply our long-term supply requirements of avexitide drug substance and drug product for commercial use, if approved. Bachem will be non-exclusive suppliers and we may procure supplies from one or more alternate manufacturers

Under the Bachem Manufacturing Agreement, we will provide rolling forecasts of volume requirements to Bachem and a portion of each forecast will be considered a binding and non-cancellable commitment upon both parties. The agreement has an initial term of five years and will automatically renew for successive three-year periods, unless earlier terminated in accordance with its terms. Either party may terminate the Bachem Manufacturing Agreement upon prior written notice under certain circumstances, including material breach (subject to specified cure periods) or bankruptcy or insolvency. We may also terminate the Bachem Manufacturing Agreement upon certain regulatory actions or objections.

In September 2026, we entered into a Term Sheet, or the Polypeptide Term Sheet, with Polypeptide Group AG, or Polypeptide, pursuant to which Polypeptide will manufacture and supply our long-term supply requirements of avexitide drug substance and drug product for commercial use, if approved. Polypeptide will be a non-exclusive supplier and we may procure supplies from one or more alternate manufacturers.

Pursuant to the term sheet, we and Polypeptide shall negotiate in good faith and promptly enter into a definitive written agreement with the terms set forth in the Polypeptide Term Sheet and other mutually agreeable terms and conditions (the "Polypeptide Manufacturing Agreement"). Under the Term Sheet, the Company will pay a $30 million upfront fee to Polypeptide for capacity reservation and in consideration of the commitments described therein.

Pursuant to the Polypeptide Term Sheet, and subject to the execution of the Polypeptide Manufacturing Agreement, we and Polypeptide have agreed, among other things: (i) that beginning in 2028, the Company will purchase a minimum quantity of avexitide drug substance per calendar year during the term of the Polypeptide Manufacturing Agreement at the applicable supply price; (ii) that the Company will provide periodic estimates of its supply needs to Polypeptide, a portion of which will be binding upon both parties, and (iii) to fixed volume-based pricing, as may be adjusted on an annual basis.

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $768.1 million and an accumulated deficit of $881.6 million. We believe our existing cash, cash equivalents and marketable securities as of September 30, 2026 provide us with the financial resources to support our planned operations, including the potential commercialization of avexitide, if approved, and advance our pipeline priorities. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of avexitide, AMX0035, AMX0114, AMX0318 and other potential future product candidates. We expense research and development costs as incurred. These expenses include:

•
expenses incurred under agreements with contract research organizations, or CROs, contract manufacturing organizations, or CMOs, as well as investigative sites and consultants that conduct our clinical trials, nonclinical studies and other scientific development services;
•
manufacturing scale-up expenses and the cost of acquiring and manufacturing drug product for our nonclinical studies and clinical trials, including manufacturing registration and validation batches, as well as pre-commercial manufacturing activities;
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

Certain of our indirect research and development expenses are not tracked on an indication-by-indication basis. We do not allocate employee costs and facilities, including depreciation or other indirect costs, to specific indications because these costs are deployed across multiple indications and, as such, are not separately classified. We use internal resources to oversee the research and discovery as well as to manage our nonclinical development, process development, manufacturing and clinical development activities. These employees work across multiple indications and, therefore, we do not track their costs by indication.

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
•
the efficacy and safety profile from clinical trials and nonclinical studies of our current or future product candidates; and
•
the number of product candidates we are developing.

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

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$28,350	$19,855	$8,495	43%
Selling, general and administrative	21,308	16,172	5,136	32%
Total operating expenses	49,658	36,027	13,631	38%
Loss from operations	(49,658)	(36,027)	(13,631)	38%
Other income, net:
Interest income	4,183	1,821	2,362	130%
Other expense, net	(14)	(180)	166	(92)%
Total other income, net	4,169	1,641	2,528	154%
Net loss	$(45,489)	$(34,386)	$(11,103)	32%

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Direct research and development expenses by program:
Avexitide	$10,661	$4,886	$5,775	118%
AMX0035 - PSP	(425)	2,995	(3,420)	(114)%
Other programs	7,373	4,033	3,340	83%
Total direct research and development expenses by program	17,609	11,914	5,695	48%
Payroll and personnel-related	10,741	7,941	2,800	35%
	$28,350	$19,855	$8,495	43%

Research and development expenses were $28.4 million for the three months ended September 30, 2026, compared to $19.9 million for the three months ended September 30, 2025. The increase was primarily due to a $5.8 million increase in expenses related to the pivotal Phase 3 LUCIDITY clinical trial in PBH and other costs related to avexitide, and a $3.3 million increase in expenses related to other programs. The increase was partially offset by a $3.4 million decrease in expenses related to AMX0035 for the treatment of PSP after its discontinuation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.3 million for the three months ended September 30, 2026 compared to $16.2 million for the three months ended September 30, 2025. The increase was primarily due to increases of $3.2 million in payroll and personnel-related costs, including stock-based compensation and $1.9 million in consulting and professional services. The increase in payroll and personnel-related costs was primarily due to hiring additional personnel to support our pre-commercialization activities and the vesting of performance-based restricted stock units, or PSUs, upon the achievement of certain performance metrics during the period. The increase in consulting and professional services was primarily due to increased spend for commercial and marketing activity as we prepare for a potential commercial launch of avexitide, if approved.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$79,729	$69,191	$10,538	15%
Selling, general and administrative	59,400	47,495	11,905	25%
Total operating expenses	139,129	116,686	22,443	19%
Loss from operations	(139,129)	(116,686)	(22,443)	19%
Other income, net:
Interest income	9,075	6,012	3,063	51%
Other expense, net	(142)	(1,062)	920	(87)%
Total other income, net	8,933	4,950	3,983	80%
Loss before income taxes	(130,196)	(111,736)	(18,460)	17%
Net loss	$(130,196)	$(111,736)	$(18,460)	17%

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Direct research and development expenses by program:
Avexitide	$30,009	$17,417	$12,592	72%
AMX0035 – PSP	260	14,704	(14,444)	(98)%
Other programs	19,983	12,564	7,419	59%
Total direct research and development expenses by program	50,252	44,685	5,567	12%
Payroll and personnel-related	29,477	24,506	4,971	20%
	$79,729	$69,191	$10,538	15%

Research and development expenses were $79.7 million for the nine months ended September 30, 2026, compared to $69.2 million for the nine months ended September 30, 2025. The increase was primarily due to a $12.6 million increase in expenses related to the pivotal Phase 3 LUCIDITY clinical trial in PBH and other costs related to avexitide, and a $7.4 million increase in expenses related to other programs, including milestone payments totaling $4.0 million made to Gubra following the selection and handover of AMX0318 as a development candidate for PBH and other rare diseases during the nine months ended September 30, 2026. The increase was partially offset by a $14.4 million decrease in expenses related to AMX0035 for the treatment of PSP after its discontinuation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $59.4 million for the nine months ended September 30, 2026 compared to $47.5 million for the nine months ended September 30, 2025. The increase was primarily due to increases of $8.2 million in consulting and professional services and $4.2 million in payroll and personnel-related costs, including stock-based compensation, partially offset by a decrease of $0.5 million in other expenses. The increase in consulting and professional services was primarily due to increased spend for legal expenses related to the settlement of the February 2024 Shih Complaint, as well as an increase in commercial and marketing activity as we prepare for a potential commercial launch of avexitide, if approved. The increase in payroll and personnel-related costs was primarily due to hiring additional personnel to support our pre-commercialization activities and the vesting of PSU awards upon the achievement of certain performance metrics during the period.

Liquidity and Capital Resources

Sources of Liquidity

In August 2026, we entered into the Underwriting Agreement with the Underwriters relating to the issuance and sale of an aggregate of 16,203,500 shares of our common stock at a price to the public of $35.50 per share, including the exercise in full by the Underwriters of their option to purchase an additional 2,113,500 shares of common stock. The Offering resulted in proceeds of approximately $544.6 million, net of underwriting discounts and offering expenses.

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $768.1 million and an accumulated deficit of $881.6 million. We believe our existing cash, cash equivalents and marketable securities as of September 30, 2026 provide us with the financial resources to support our planned operations, including the potential commercialization of avexitide, if approved, and advance our pipeline priorities for the foreseeable future. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Since inception, we have devoted substantially all of our efforts to research and development, pre-commercialization and commercialization activities, including recruiting management and technical staff, raising capital, producing materials for nonclinical studies and clinical trials, and building infrastructure to support such activities. As of September 30, 2026, we have funded our operations primarily through public offerings of our common stock, private sales of preferred stock, convertible notes, and through revenue from sales of RELYVRIO and ALBRIOZA in the U.S. and Canada, respectively, between July 2022 and April 2024.

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

Capital Resources and Uses

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the nonclinical activities, manufacturing and clinical trials of avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates or acquire or in-license additional product candidates or products, and as we build a commercial enterprise as part of our commercial readiness efforts for avexitide in PBH, if approved. We may also incur expenses related to business development activities, such as in-licensing or acquisition of product candidates. In addition, we expect to incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. We expect to incur significant expenses as we:

•
continue our commercial readiness efforts for avexitide in PBH, if approved, and conduct additional clinical trials of avexitide;
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
•
conduct nonclinical studies and clinical trials for AMX0035 for additional indications and for potential future product candidates;
•
continue our nonclinical efforts of AMX0318, including advancing IND-enabling studies;
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
•
hire and retain additional personnel, such as nonclinical, clinical, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, finance, general and administrative, commercial and scientific personnel; and
•
develop, maintain, expand and protect our intellectual property portfolio.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates and programs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•
the scope, progress, results and costs of drug discovery, laboratory testing, nonclinical and clinical development for avexitide, AMX0035, AMX0114, AMX0318 and any future product candidates;
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
•
timing delays with respect to nonclinical and clinical development of avexitide, AMX0035, AMX0114, AMX0318 and any future product candidates, including as result of any future outbreak of any highly infectious or contagious diseases;
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

Cash Flows

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Net cash used in operating activities	$(101,980)	$(95,440)	$(6,540)	7%
Net cash used in investing activities	(439,200)	(15,429)	(423,771)	2,747%
Net cash provided by financing activities	554,854	257,237	297,617	116%
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(218)	956	(1,174)	(123)%
Net decrease in cash, cash equivalents and restricted cash equivalents	$13,456	$147,324	$(133,868)	(91)%

Operating Activities

During the nine months ended September 30, 2026, operating activities used $102.0 million of cash, primarily resulting from our net loss of $130.2 million and $2.9 million net accretion of discounts on investments, offset by $24.8 million of non-cash stock-based compensation expense, a $4.0 million charge for IPR&D milestones related to the Gubra collaboration, and $2.1 million of net cash provided by changes in our operating assets and liabilities.

Net cash provided by changes in our operating assets and liabilities primarily consisted of a $4.9 million increase in accrued expenses, a $1.3 million increase in accounts payable, and a $0.9 million decrease in operating right-of-use, or ROU, assets, offset by a $4.0 million increase in prepaid expenses and other current assets and a $1.0 million decrease in operating lease liabilities.

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

Investing Activities

During the nine months ended September 30, 2026, net cash used in investing activities was $439.2 million, resulting primarily from $604.0 million of purchases of marketable securities and $4.0 million in IPR&D milestone payments related to the Gubra collaboration, offset by $168.8 million of investments that matured.

During the nine months ended September 30, 2025, net cash used in investing activities was $15.4 million, resulting primarily from $201.4 million of purchases of marketable securities, offset by $186.0 million of investments that matured.

Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $554.9 million. This amount consisted primarily of $544.6 million in proceeds from the Offering, net of underwriting discounts and commissions and offering costs, and $10.2 million of proceeds from exercises of stock options and vesting of stock awards, net of withholding taxes paid on stock-based awards.

During the nine months ended September 30, 2025, net cash provided by financing activities was $257.2 million. This amount consisted primarily of $65.5 million in proceeds from the January 2025 Offering, net of offering costs paid, and $191.1 million in proceeds from the September 2025 Offering, net of offering costs paid.

Purchase Commitments

We enter into agreements in the normal course of business with CMOs for raw material purchases and manufacturing services. As of September 30, 2026, our remaining contractual payment obligations under these agreements totaled approximately

$30.0 million and are expected to be paid through 2028. Of this amount, approximately $18.8 million is expected to be paid within the next 12 months, and approximately $11.3 million is expected to be paid thereafter through 2028.

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

Our management, with the participation of our principal executive officers and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officers and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 9, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former officers (Shih v. Amylyx Pharmaceuticals, Inc., et al., Case Number 1:24-CV-00988, or the Shih Complaint). Plaintiff filed an amended complaint on June 24, 2024. The Shih Complaint asserted a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and a claim under Section 20(a) against certain current and former officers as alleged controlling persons. The Shih Complaint alleged that defendants made materially false and misleading statements related to the commercial results and prospects for RELYVRIO. The Shih Complaint sought unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the court deems appropriate. On August 12, 2024, the case was transferred from the U.S. District Court for the Southern District of New York to the U.S. District Court for the District of Massachusetts, or the Court, and assigned docket number 1:24-CV-12068. Following the transfer, on September 6, 2024, defendants moved to dismiss the Shih Complaint. On September 30, 2025, the Court issued an order finding that the majority of the alleged misstatements were inactionable, but ultimately denied the motion to dismiss. The Company filed an answer on October 30, 2025. The parties reached an agreement to settle the class claims, subject to Court approval, for $6.5 million, a significant portion of which was funded by insurance proceeds. On September 10, 2026, the Court entered a final order and judgment approving the settlement and dismissing the lawsuit with prejudice as to all defendants.

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

On July 16, 2025, the parties to both Massachusetts Derivative Complaints moved the Court to consolidate the two actions and stay the consolidated action, which the Court approved on July 22, 2025. On June 12, 2026, following the lifting of the stay, plaintiffs filed an amended complaint. On July 14, 2026, the parties filed a stipulation with the Court informing it that they were engaged in the negotiation of as settlement term sheet and seeking an extension to existing deadlines to allow the parties to finalize the term sheet and negotiate a formal settlement agreement, which the court granted on July 15, 2026. On August 13, 2026, the parties filed a stipulation with the Court, informing it that they had executed a settlement term sheet and were working to finalize a settlement agreement. The parties’ stipulation requested adjournment of the defendants’ deadline to respond to the complaint and agreed to submit a joint status report on September 14, 2026, which the Court granted on August 14, 2026. The parties have since submitted joint status reports to the Court on September 14 and October 16, 2026, stating that they are continuing to negotiate a settlement agreement and will file a joint status report with the Court on November 16, 2026, if the Plaintiffs have not moved for preliminary approval of the settlement by that date.

On April 7, 2026, a third derivative complaint was filed in Delaware Court of Chancery against certain current and former directors and officer defendants, naming the Company as nominal defendant Schweitzer v. Klee, et al., 2026-0459-BWD (the Schweitzer Complaint and, together with the Massachusetts Derivative Complaints, the Derivative Complaints). Like the Massachusetts Complaints, the substantive allegations of the Schweitzer Complaint mirror those of the Shih Complaint and allege breach of fiduciary duty and other common law claims and seeks unspecified damages with interest, costs, and attorneys’ fees, restitution, and certain corporate governance and internal procedural reforms and improvements. The Schweitzer Complaint plaintiff is participating in the above-referenced settlement negotiations to attempt to resolve the Derivative Complaints, and the case is currently stayed by a court order dated August 20, 2026. To the extent a resolution of the Derivative Complaints cannot be reached, we intend to defend against the Derivative Complaints vigorously. At this time, an estimate of the impact, if any, of the claims made in the Derivative Complaints cannot be made.

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
•
We have historically concentrated our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen very limited success in product development, and have further expanded upon our existing development efforts in the endocrine and metabolic field, an area in which we have limited experience in drug development.
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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We will continue to incur significant pre-commercialization, research and development and other expenses related to clinical development and potential approvals for our current and future product candidates, including for avexitide, AMX0035 and AMX0114 in additional indications other than ALS, and for ongoing operations. Since our inception, we have devoted the majority of our financial resources and efforts to research and development, including nonclinical studies and our clinical trials, preparation for commercialization and commercialization activities. We invested substantial resources into our product development efforts of AMX0035 and toward the commercialization and approval of AMX0035 as RELYVRIO/ALBRIOZA for ALS. We voluntarily discontinued the marketing authorizations for RELYVRIO/ALBRIOZA for ALS and removed the product from the U.S. and Canada based on topline results from the Phase 3 PHOENIX trial, which failed to meet its prespecified primary and secondary endpoints. Our financial condition and operating results, including our revenues, expenses and net income (loss), have in the past and are likely in the future to fluctuate significantly from quarter to quarter and year to year. For example, we generated revenues of $380.8 million in 2023 as a result of sales of RELYVRIO/ALBRIOZA, but following its withdrawal, we will no longer generate revenues from this product. Accordingly, you should not rely upon the results of any prior quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and may in the future have, an adverse effect on our stockholders’ equity and working capital. As of September 30, 2026, we had an accumulated deficit of $881.6 million.

We anticipate that significant expenses will be incurred if and as we:

•
conduct clinical trials of avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates;
•
prepare for commercialization, including drug product and drug substance manufacturing;
•
seek to identify and advance additional product candidates;
•
initiate and continue research, nonclinical and clinical development efforts for any current or future product candidates;
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
•
our ability to manage additional costs associated with commercial readiness efforts for avexitide in PBH, if approved;
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
•
risks associated with the international aspects of our business including the conduct of clinical trials in multiple locations and potential commercialization in such locations, if approved;
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

Our operations have consumed substantial amounts of cash since inception. We expect to spend substantial amounts to continue the clinical development of avexitide, our commercial readiness efforts for avexitide in PBH, if approved, the clinical development of AMX0035 in indications other than ALS, and for the nonclinical and clinical development of additional product candidates, or in the in-license, acquisition or development of other product candidates or products. If we are unable to obtain additional marketing approvals for avexitide, AMX0035, or for any other current or future product candidates that we develop, in-license or acquire, we may require significant additional amounts of cash in order to continue to develop avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates and fund our operations. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our ongoing and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing and preparing for potential commercialization, if approved, of avexitide, AMX0035 for Wolfram syndrome and potential additional indications, AMX0114, AMX0318, as well as any other product candidates we are currently developing or may in the future develop;
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

We believe our existing cash, cash equivalents and marketable securities as of September 30, 2026 provide us with the financial resources to support our planned operations, including the potential commercialization of avexitide, if approved, and advance our pipeline priorities. However, our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Our future success depends significantly on our ability to successfully develop, and obtain regulatory approvals for and commercialize, avexitide in PBH and AMX0035 in indications other than ALS, including Wolfram syndrome. In August 2026, we announced positive topline results from LUCIDITY. LUCIDITY met prespecified primary endpoint and met all secondary endpoints. Avexitide was generally well-tolerated through the double-blind study period with a consistent and favorable safety profile replicated across all six PBH clinical trials completed to date. We reported positive topline results from the Phase 2 HELIOS trial, an open-label study of AMX0035 in 12 adult participants with Wolfram syndrome. Our business success depends heavily on our ability to successfully complete clinical trials for our product candidates. We have completed the IND-enabling studies of AMX0114 in ALS and fully enrolled cohort 1 (n=12) and cohort 2 (n=12) of the Phase 1 LUMINA trial in ALS in September 2025 and March 2026, respectively.

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

•
successful completion of nonclinical studies and clinical trials;
•
successful patient enrollment in clinical trials;
•
positive data from our nonclinical studies and clinical trials that supports an acceptable risk-benefit profile of avexitide, AMX0035 or any other current or future product candidates in the intended populations;
•
satisfaction of applicable regulatory requirements, including to satisfy applicable rules governing fixed dose combination products, as applicable;
•
the interpretation of our nonclinical and clinical data by regulatory authorities to support marketing approvals;
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
•
the FDA’s or any other applicable foreign regulatory agency’s disagreement with the interpretation of data from nonclinical and clinical studies and trials;
•
our inability to demonstrate that the clinical and other benefits of avexitide, AMX0035 or any future product candidate outweigh any safety or other perceived risks;
•
the FDA’s or any other applicable foreign regulatory agency’s requirement for additional nonclinical or clinical studies or trials, including studies to satisfy applicable rules governing fixed dose combination products or post-market requirements, as applicable;
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

We have historically concentrated our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen very limited success in product development, and have further expanded upon our existing development efforts in the endocrine and metabolic field, an area in which we have limited experience in drug development.

We have focused our research and development efforts on addressing neurodegenerative diseases and have only in the past two years further expanded upon our existing development efforts in the endocrine and metabolic field with the acquisition of avexitide. This shift in focus resulted in additional costs arising from operating expenses and hiring personnel, challenges with building our expertise in the endocrine and metabolic field, or diversion of management’s attention away from AMX0035. Historically, efforts by pharmaceutical companies in the field of neurodegenerative diseases have experienced limited successes in product development. The development of neurodegenerative therapies presents unique challenges, including an imperfect understanding of the relevant biology, the presence of the blood brain barrier that can restrict the flow of drugs to the brain, a frequent lack of translatability of nonclinical study results in subsequent clinical trials and dose selection, and the product candidate having an effect that may be too small to be detected using the outcome measures selected in clinical trials or if the outcomes measured do not reach statistical significance. There are few approved therapeutic options available for patients with ALS and other neurodegenerative disorders. Our future success is highly dependent on the successful development and commercialization of avexitide, AMX0035 and any other current or future product candidates for treating neurodegenerative diseases or for treating endocrine conditions. Developing and commercializing avexitide, AMX0035 and any other current or future product candidates for treatment of neurodegenerative diseases or for treating PBH and congenital HI subjects us to a number of challenges, including ensuring that we have developed or acquired the requisite expertise in these areas, selected the optimal doses, execute appropriate clinical trials to test for efficacy and obtain regulatory approval from the FDA and other comparable foreign regulatory authorities.

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
•
the FDA and comparable authorities in other countries may disagree with our interpretation of data from clinical trials or nonclinical studies and our request may require additional trials or studies to support marketing approval;
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

In addition, disruptions caused by any future public health crisis may increase the likelihood that we encounter difficulties or delays in initiating, screening, enrolling, conducting, or completing our ongoing and planned nonclinical studies and clinical trials. Clinical site initiation and patient screening and enrollment may be delayed due to prioritization of hospital resources in the event of a future public health crisis. Investigators and patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to such future highly infectious or contagious diseases, could be limited, which in turn could adversely impact our clinical trial operations. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with any future outbreak of any highly infectious or contagious diseases. As a result of a future public health crisis, we may face delays in meeting our anticipated timelines for our ongoing and planned clinical trials.

In addition, regulatory authorities may subject our clinical or manufacturing operations to inspections, including routine surveillance, bioresearch monitoring and pre-approval inspections. In addition, even if we were to obtain approval, regulatory authorities may approve avexitide, AMX0035 or any other current or future product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing nonclinical studies and clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for avexitide, AMX0035 or any other current or future product candidates. Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays in or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future.

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

To obtain regulatory approval to commercialize avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates, we must demonstrate through extensive nonclinical studies and clinical trials that such product candidates are safe and effective in humans. Nonclinical and clinical testing are expensive and can take many years to complete, and their outcome is inherently uncertain. The leadership changes at the FDA may compound this uncertainty. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful, which could impact our ability to obtain regulatory approvals for avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates.

We may experience delays in completing our clinical trials or nonclinical studies and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates we develop, including:

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

In July 2024, we completed the acquisition of substantially all of the rights, title and interests in, to and under those assets and interests used by Eiger BioPharmaceuticals, Inc., or Eiger, in the development, manufacture and commercialization of avexitide. Negative or inconclusive impressions of the results from earlier clinical trials of avexitide performed by Eiger or any other clinical trial or nonclinical studies in animals that we or Eiger have conducted with respect to avexitide, or the results from our earlier clinical trials of AMX0035 for the treatment of ALS or AD, could mandate repeated or additional nonclinical studies or clinical trials and could delay marketing approvals or result in changes to or delays in nonclinical studies or clinical trials of AMX0035 in other indications. We do not know whether any clinical trials that we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market avexitide, AMX0035 for our intended indications or any future product candidate.

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

Even if we complete the necessary nonclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us or any future collaboration partners from obtaining or maintaining approvals for the commercialization of our current or any future product candidate we develop.

Any product candidate we may develop and the activities associated with its development and commercialization, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the U.S. and in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing that product candidate in a given jurisdiction. Although we have invested substantial time and resources to date in pursuit of regulatory approval and toward potential commercialization, if approved, we have only received regulatory approval for AMX0035 (RELYVRIO) in the U.S. and marketing authorization with conditions for AMX0035 (ALBRIOZA) in Canada, which products we have since ceased marketing and selling from the market. We have not received any other regulatory approvals to market any current product candidates from regulatory authorities in any jurisdiction, and it is possible that none of the product candidates we may seek to develop in the future will ever obtain regulatory approval. Securing regulatory approval requires the submission of extensive nonclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity, efficacy and potency. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, in the U.S. and other foreign jurisdictions, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide during the review process that our data are insufficient for approval and require additional nonclinical, clinical or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit, or prevent marketing approval of, or limit the approved labeling for, a product candidate. Additionally, the FDA has discretion to refer an application for a novel drug or a drug that presents difficult questions of safety or efficacy to an advisory committee. For example, our approval of RELYVRIO in the U.S. underwent two Advisory Committee reviews, which delayed ultimate approval.

If we experience delays in obtaining approval or if we fail to maintain or obtain approval of avexitide, AMX0035 or of any product candidates we may develop, the commercial prospects for those product candidates, including for avexitide or AMX0035, may be harmed, and our ability to generate revenues will be materially impaired.

The results of early-stage clinical trials and nonclinical studies may not be predictive of future results. Initial or preliminary data in our clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.

The results of nonclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial data in clinical trials may not be indicative of results obtained when such trials are completed. There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates. For example, the clinical results seen in the CENTAUR trial were different than the results seen in our global Phase 3 PHOENIX clinical trial. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

As product candidates proceed through nonclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common for various aspects of the development activities, such as manufacturing methods and formulation, to be altered along the way in an effort to optimize processes and results. Any such changes could cause avexitide, AMX0035 or any other current or future product candidates to perform differently and affect the results of ongoing clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. For example, in seeking approval of AMX0035 in Europe, we submitted data supporting a different formulation of AMX0035 from the formulation evaluated in the CENTAUR trial. Changes to commercial formulations from those studied clinically could lead regulatory authorities to delay the approval of our marketing applications until we can demonstrate through additional clinical data that there is comparability in the bioavailability of the two different formulations or may require us to revert to the prior formulation evaluated clinically. Should we have to conduct comparability testing to bridge earlier clinical data obtained from product candidates produced under earlier manufacturing methods or formulations with the planned commercial formulation, regulatory authorities may disagree on the interpretation of results from this testing. This could delay completion of clinical trials, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of avexitide, AMX0035 or any other current or future product candidates and jeopardize our ability to commence sales and generate revenue.

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

Undesirable side effects caused by avexitide, AMX0035, AMX0114, AMX0318 or any future product candidate, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our nonclinical studies or clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In clinical trials to date of avexitide, avexitide was generally well-tolerated. The most common AEs were injection site bruising, headache, and nausea; these occurred more often with placebo than either avexitide dose. However, there can be no guarantee that we would observe a similar tolerability profile of avexitide in future clinical trials or for other indications.

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

Avexitide and any other potential product candidates have and may require additional, time-consuming development efforts prior to commercial sale, including nonclinical studies, clinical trials and approval by the FDA and/or other applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

Many of our competitors have significantly greater financial resources, established presence in the market and expertise in research and development, manufacturing, nonclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for therapies and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render avexitide, AMX0035 or any future product candidates obsolete or non-competitive before we can recover development and commercialization expenses. If avexitide or AMX0035 is approved for the indications we are currently pursuing, it could compete with a range of therapeutic treatments that are in development. In addition, our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective or less costly than avexitide, AMX0035 or any future product candidates that we may develop, which could render such product candidates obsolete and noncompetitive.

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

Obtaining and maintaining regulatory approval of avexitide, AMX0035 and any future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S. and other jurisdictions, including additional nonclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., including Canada, and certain jurisdictions in the EU, in order for a medicinal product to be supplied within the national health insurance system, it must be approved for reimbursement. In some cases, the price that we intend to charge for our products is also subject to approval.

Regulatory authorities in jurisdictions outside of the U.S. have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions and such regulatory requirements can vary widely from country to country. Obtaining other regulatory approvals and compliance with other regulatory requirements could result in significant delays, difficulties and costs for us and could require additional nonclinical studies or clinical trials, which could be costly and time-consuming and could delay or prevent the introduction of our products in certain countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have experience in obtaining regulatory approval in international markets outside of Canada. If we fail to comply with the regulatory requirements in international markets and/or obtain and maintain applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of avexitide, AMX0035 or any future product candidates will be harmed.

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

In June 2025, we announced receipt of Fast Track Designation for AMX0114 for the treatment of ALS. We may in the future seek Fast Track Designation for product candidates we develop. If a product is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development activities.

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

We currently engage third-party manufacturers to provide the APIs of avexitide and AMX0035 and for the final drug product formulation of avexitide and AMX0035 that is being or will be used in our clinical trials and for expanded access and commercial supply, as applicable, and we engage separate third parties for the blending and packaging of finished clinical materials. We must be able to demonstrate comparability of drug substance across suppliers along with stability data across suppliers. We currently rely on single manufacturers to supply each of our APIs. Although we believe that there are several potential alternative manufacturers who could manufacture each of the APIs in avexitide and AMX0035, we may incur added costs and delays in identifying and qualifying any such replacement. Moreover, the extent to which rising demand in certain APIs, geopolitical events, global health crises or economic policies, including tariffs, may impact our ability to procure sufficient supplies for the development of avexitide and AMX0035, and any other current or future products and product candidates will depend on whether the economic challenges caused by such events continue to impact the global economy and supply chains, among many other factors. For example, recent increased demand for GLP-1 and other peptide-based therapeutics has, and in the future could continue to, result in increased competition for our suppliers’ and manufacturers’ services and limited capacity, which could limit our access to, and increase our costs for, production and potentially harm our business and results of operations. Although we have entered into contractual arrangements with CMOs to secure commercial supply of avexitide, one of these is a preliminary agreement and we will need to enter into a definitive commercial supply agreement with such CMO, which would supersede such preliminary agreement. There can be no assurance that we will be able to negotiate such definitive commercial agreements on terms acceptable to us. If current or future CMOs do not perform adequately or agree to commercially reasonable terms acceptable to us, we may be unable to obtain adequate third-party contract supply and/or manufacturing capacity for future clinical trials and commercialization, and may in the future need to make prioritization decisions about where our supply of peptide-based API will be distributed, which could potentially impact our commercial supply or commercialization efforts. We cannot be sure that single-source suppliers for the raw materials or components used in our product candidates and products will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce our raw materials or components for our intended purpose. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all, to meet the clinical demands, the validation requirements for an NDA filing or the potential commercial demands. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of avexitide, AMX0035 or any other current or future product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of avexitide and AMX0035, and the costs of manufacturing could be prohibitive.

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

Should we decide to use API in any of avexitide, AMX0035 or any other current or future product candidates that are proprietary to one or more third parties, we would need to obtain or maintain licenses to those active ingredients from those third parties. If we are unable to gain or continue to access rights to these active ingredients prior to conducting nonclinical toxicology studies intended to support clinical trials, we may need to develop alternate product candidates from these programs by either accessing or developing alternate active ingredients, resulting in increased development costs and delays in commercialization of these product candidates. If we are unable to gain or maintain continued access rights to the desired active ingredients on commercially reasonable terms or develop suitable alternate active ingredients, we may not be able to commercialize product candidates from these programs.

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

To successfully commercialize any products that may result from our development activities or that we may acquire, we would need to continue to expand our sales, marketing, pharmacovigilance, manufacturing and distribution capabilities, either on our own or with others. RELYVRIO/ALBRIOZA, formerly sold in Canada and the U.S. for the treatment of ALS before being voluntarily withdrawn from the market, was the first product that we commercialized and built a global marketing and sales team for. We expect to undertake similar activities to develop our own marketing and distribution efforts in order to commercialize avexitide, if approved. These efforts were expensive and time-consuming and any efforts to do so in connection with our other product candidates, including avexitide, may be expensive and time-consuming and could delay any further product launches. Moreover, we cannot be certain that we will be able to develop this capability successfully again in the future, despite our experience. We may enter into collaborations regarding any approved product candidates with other entities to utilize their established marketing and distribution capabilities, however, we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize avexitide, AMX0035 or any other current or future product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We may also face competition in our search for third parties to assist us with the sales and marketing efforts of avexitide, AMX0035 and any other current or future product candidates, if approved. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

The FDA and other regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Additionally, the FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use and the FDA has increased enforcement of direct-to-consumer prescription drug advertising in the current administration. However, companies generally may share truthful and not misleading information that is otherwise consistent with a product’s approved labeling. If we, or any future collaborators, do not market avexitide, AMX0035 or any of our other current or future product candidates for which we, or they, receive regulatory approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing if it is alleged that we are doing so. Violation of laws and regulations relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws, including the False Claims Act and any comparable foreign laws. In the EU, the direct-to-consumer advertising of prescription-only medicinal products is prohibited. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public, if approved, and may also impose limitations on our promotional activities with health care professionals.

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

Most recently, the Trump Administration has pursued a multi-pronged most-favored-nation (“MFN”) drug pricing strategy that could materially affect our ability to generate revenue from our product candidates, if approved. This strategy includes the May 12, 2025 Executive Order directing HHS to communicate MFN price targets to manufacturers, resulting in voluntary MFN pricing agreements between the Administration and over 20 major manufacturers (committing to Medicaid price parity, MFN pricing on new launches, and participation in TrumpRx.gov in exchange for tariff relief and regulatory benefits).

In addition, CMS, through its Center for Medicare and Medicaid Innovation, has advanced mandatory payment models that would tie manufacturer rebates for certain Medicare drugs to international reference prices. In September 2026, CMS finalized the Global Benchmark for Efficient Drug Pricing (“GLOBE”) Model, a mandatory Medicare Part B model that, beginning in 2027, would require manufacturers of certain included drugs and biologics to pay rebates to the extent Medicare Part B payment exceeds an international benchmark. The final rule excludes certain categories of products and manufacturers, including certain orphan drugs and cell and gene therapies, but retains the model’s core international reference-pricing structure. CMS has also proposed the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) Model, a proposed mandatory Medicare Part D model that would apply a similar international benchmark-based rebate approach, and has not yet finalized it. The GLOBE final rule is expected to be challenged in litigation, and we cannot predict the outcome of any such challenge, whether or when GUARD will be finalized or in what form, or whether CMS will adopt similar models in the future. Although we do not currently market any products, these models, if they apply to products developed by our partners, could reduce the revenue and pricing those partners expect to realize, and could therefore reduce the milestone payments and royalties we may receive and affect our partners' development and investment decisions. If efforts to contain the price of biopharmaceutical products are successful, the magnitude of milestone payments and royalties we would expect to receive in connection with our partners' future prioritization and investment in developing novel biologics may be impacted. Legislative proposals, including the “Most Favored Patient Act” introduced in March 2026, seek to codify certain of these initiatives. It is unclear whether these proposals will survive legal challenge (a prior MFN model was halted by federal courts and rescinded); but, this movement represents an evolving area of uncertainty that could materially adversely affect our pricing strategy and revenue, if our product candidates are approved and achieve commercial scale.

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

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our future exclusive rights and limit our ability to contract with non-U.S. manufacturers.

The development of the patents we license from the University of Pennsylvania was supported by U.S. government grants issued to University of Pennsylvania. Additionally, we may acquire or license in the future additional intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Patent and Trademark Act Amendments of 1980 (P.L. 96-517, as amended, the Bayh-Dole Act), the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as march-in rights). If the U.S. government exercises its march-in rights in our currently licensed or future intellectual property rights that were or are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government-funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. Any exercise by the government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

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

The granting of such patent term extensions is not guaranteed and is subject to numerous requirements. We might not be granted an extension because of, for example, failure to apply within applicable periods, failure to apply prior to the expiration of relevant patents or failure to otherwise satisfy any of the numerous applicable requirements. Moreover, the applicable authorities, including the FDA and the USPTO in the U.S., and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent expiration by referencing our clinical and nonclinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have a material adverse effect on our ability to generate revenue.

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

In the EU, innovative medicinal products (including both small molecules and biological medicinal products), sometimes referred to as new active substances, or NAS, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s nonclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. This 10-year market exclusivity period may be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. However, even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an application with a complete and independent data package of pharmaceutical tests, nonclinical tests and clinical trials. The current orphan medicines regime in the EU entitles an orphan medicine to a 10-year period of market exclusivity, which can be extended to 12 years if the sponsor complies with an agreed upon paediatric investigation plan. However, the European Commission introduced a legislative proposal in April 2023 that, if implemented, could reduce the current exclusivity period for certain orphan medicines.

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

Activities subject to these laws also involve the improper marketing, use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of product materials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our ability to operate our business and our results of operations.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, from January 7, 2022, the first day that our stock traded on the Nasdaq Global Select Market, through September 30, 2026, our stock has traded within a range of a high price of $41.93 and a low price of $1.58 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

•
the commencement, enrollment or results of our ongoing and future nonclinical studies and clinical trials, or any future nonclinical studies or clinical trials, we may conduct of avexitide, AMX0035, AMX0114, AMX0318 and any other current or future product candidates, or changes in the development status of our current and any future product candidates;
•
any additional regulatory submissions for avexitide, AMX0035, AMX0114, AMX0318 or any other current or future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such submissions, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•
adverse results or delays in our nonclinical studies and clinical trials;
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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 26, 2026, we had outstanding 128,562,904 shares of common stock, which may be resold in the public market immediately without restriction, unless held by our affiliates.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. For further information, see “Item 1. – Legal Proceedings.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)

During the three months ended September 30, 2026, no officers or directors of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K of the Exchange Act, except as described below:

•
Camille L. Bedrosian, M.D., our Chief Medical Officer, adopted a new Rule 10b5-1 trading plan on September 23, 2026, which is scheduled to expire on December 31, 2027. The aggregate number of shares of our common stock authorized to be sold under this new arrangement is 55,000. Dr. Bedrosian entered into a lock-up agreement in connection with the Offering, pursuant to which she is not permitted to transfer, sell or otherwise dispose of securities under such plan during the lock-up period.

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

10.1*†^	Commercial Manufacturing and Supply Agreement, dated September 8, 2026, by and between the Registrant and Bachem Americas, Inc.
10.2*^	Term Sheet, dated September 1, 2026, by and between the Registrant and Polypeptide Group AG.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

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

† Certain exhibits and schedules to these agreements have been omitted pursuant to Item 601(a)(5) and (6) of Regulation S-K. The registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

^ Certain portions of this document that constitute confidential information have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMYLYX PHARMACEUTICALS, INC.

Date: November 5, 2026	By:	/s/ Joshua B. Cohen
Joshua B. Cohen
Co-Chief Executive Officer

	By:	/s/ Justin B. Klee
Justin B. Klee
Co-Chief Executive Officer

	By:	/s/ James M. Frates
James M. Frates
Chief Financial Officer